Form 10-K
period 1993-12-31
COMMERCIAL CREDIT CO
filed 1994-03-31
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                           ------------------------------

                                      FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended December 31, 1993

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _______ to _______

                       Commission file number 1-6594

                          Commercial Credit Company
           (Exact name of registrant as specified in its charter)


         Delaware                                        52-0883351
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)

              300 St. Paul Place, Baltimore, Maryland   21202
           (Address of principal executive offices)   (Zip Code)

                              (410) 332-3000
           (Registrant's telephone number, including area code)
                           --------------------
Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
              Title of each class                     on which registered
              -------------------                     -------------------
         8% Notes due September 1, 1996             New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:   None

                          REDUCED DISCLOSURE FORMAT

The registrant meets the conditions  set forth in General Instruction  J (1)
(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Because  the  registrant is  an  indirect  wholly owned  subsidiary  of  The
Travelers Inc., none of the registrant's outstanding voting stock is held by nonaffiliates of the registrant. As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was issued and outstanding.

                              COMMERCIAL CREDIT COMPANY

                              Annual Report on Form 10-K

                       For Fiscal Year Ended December 31, 1993
                            ______________________________

                                  TABLE OF CONTENTS
          Form 10-K
          Item Number                                                     Page
          -----------                                                     ----


                Part I
                ------

          1.    Business  . . . . . . . . . . . . . . . . . . . . . . .
          2.    Properties  . . . . . . . . . . . . . . . . . . . . . . .
          3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . .
          4.    Omitted Pursuant to General Instruction J


                Part II
                -------

          5.    Market for Registrant's Common Equity and
                  Related Stockholder Matters . . . . . . . . . . . . . .
          6.    Selected Financial Data . . . . . . . . . . . . . . . . .
          7.    Management's Discussion and Analysis of Financial . . . .
                  Condition and Results of Operations . . . . . . . . . .
          8.    Financial Statements and Supplementary Data . . . . . . .
          9.    Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure . . . . . . . . . .


                Part III
                --------

          10-13.    Omitted Pursuant to General Instruction J


                Part IV
                -------

          14.   Exhibits, Financial Statement Schedules, and Reports
                  on Form 8-K . . . . . . . . . . . . . . . . . . . . . .
                Exhibit Index . . . . . . . . . . . . . . . . . . . . . .
                Signatures  . . . . . . . . . . . . . . . . . . . . . . .
                Index  to   Consolidated  Financial   Statements  and
                    Schedules . . . . . . . . . . . . . . . . . . . . . .

                                        PART I
                                        ------


          Item 1.    BUSINESS.
                                     THE COMPANY

                 Commercial Credit Company (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in two business segments: (i) Consumer Finance; and
          (ii) Insurance Services. The Company is a wholly owned subsidiary of The Travelers Inc. ("The Travelers"), formerly known as Primerica Corporation. The Travelers is a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services;
          (ii) Consumer Services (through the Company); (iii) Life Insurance Services; and (iv) Property & Casualty Insurance Services. The periodic reports of The Travelers provide additional business and financial information concerning that company and its consolidated subsidiaries.

                 In December 1992, The Travelers acquired approximately
          27% of the common stock of The Travelers Corporation ("old Travelers"), a Connecticut corporation that was one of the largest multiline financial services companies in the United States. As a part of the transaction, the Company sold to old Travelers 50% of the Company's equity in Commercial Insurance Resources, Inc. (the parent of Gulf Insurance Company, the Company's property and casualty insurance subsidiary) in exchange for approximately 5.5% of old Travelers' common stock, and one of the Company's subsidiaries purchased additional shares directly from old Travelers. This acquisition was accounted for as a purchase with an effective accounting date of December 31, 1992. On December 31, 1993, old Travelers was merged into The Travelers and each outstanding share of common stock of old Travelers owned by the Company was converted into 0.80423 of a share of common stock of The Travelers. See "Insurance Services" and Note 4 of Notes to Consolidated Financial Statements.

                 The principal executive offices of the Company are located at 300 St. Paul Place, Baltimore, Maryland 21202; telephone number 410-332-3000.


                              CONSUMER FINANCE SERVICES

                 The Company's Consumer Finance Services segment includes consumer lending services conducted primarily under the name "Commercial Credit," as well as credit-related insurance and credit card services.

          Consumer Finance

                 As of December 31, 1993, the Company maintained 768 loan offices in 42 states, and it plans to open approximately 60 additional loan offices in 1994. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide. Total consumer finance receivables of this segment at December 31, 1993, 1992 and 1991 were approximately $6.3 billion, $5.8 billion and $5.8 billion, respectively. For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 5 of Notes to Consolidated Financial Statements.

                 Loans to consumers by the Consumer Finance Services unit include secured and unsecured personal loans, real estate-secured loans and consumer goods financing. Credit card loans are discussed below. The Company's loan offices are located throughout the United States. They are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for the Company's consumer loans consists of households with an annual income of $15,000 to $54,000. The number of loan customers (excluding credit card customers) was approximately 1,142,000 at December 31, 1993, as compared to approximately 1,058,000 at December 31, 1992 and approximately 1,078,000 at December 31, 1991. A loan program of the Company solicits applications for second mortgage loans through the sales force of the Primerica Financial Services group of companies, which are subsidiaries of The Travelers.

                 The average amount of cash advanced per personal loan made was approximately $3,800 in each of 1993, 1992 and 1991.
          The average amount of cash advanced per real estate-secured loan made was approximately $28,800 in 1993 and approximately $26,000 in each of 1992 and 1991. The average annual yield for loans in 1993 was 15.83%, as compared to 16.31% in 1992 and 16.69% in
          1991. The average annual yield for personal loans in 1993 was 20.11%, as compared to 19.99% in 1992 and 19.97% in 1991, and for real estate-secured loans it was 13.14% in 1993, as compared to 14.05% in 1992 and 14.48% in 1991. The 1993 average yield for real estate-secured loans was affected by the successful introduction of a variable rate product. The Company's average net interest margin for loans was 8.44% in 1993, 8.66% in 1992 and 8.63% in 1991.

                 Prior to 1992, both delinquencies and charge-offs had increased, reflecting the recessionary economic environment. The Company took steps to combat this trend, by tightening the credit criteria used for making new loans and placing a greater emphasis on collection policies and practices. As a result of these measures and recent economic trends, delinquency rates generally have continued to improve throughout 1993. See "Delinquent Receivables and Loss Experience," below. In addition, aggregate quarterly loss charge-off rates have generally declined since the first quarter of 1992.

              Delinquent Receivables and Loss Experience

                 The management of the consumer finance business attempts to prevent customer delinquency through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and attempts to control losses through appropriate collection activity. An account is considered delinquent for financial reporting purposes when a payment is more than 60 days past due, based on the original or extended terms of the contract. Due to the nature of the finance business, some customer delinquency and loss is unavoidable. The delinquency and loss experience on real estate-secured loans is generally more favorable than on personal loans.

                 The following table shows the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

               Ratio of Receivables Delinquent 60 Days or More to Gross Receivables Outstanding (1)

                                       Real
                                       Estate-
                              Personal Secured Credit   Sales   Total
                              Loans    Loans   Cards    Finance Consumer
                              -----    -----   ------   ------- --------
          As of December 31,
          ------------------
             1993             2.62%   2.15%    1.03%   1.54%    2.21%(2)
             1992             3.02%   2.31%    1.87%   1.48%    2.55%
             1991             3.51%   2.19%    2.57%   2.00%    2.80%
          __________________________
          (1) The receivable balance used for these ratios is before the deduction of unearned finance charges and excludes accrued interest receivable. Receivables delinquent 60 days or more include, for all periods presented, accounts in the process of foreclosure.
          (2) Includes the reacquisition in the fourth quarter of 1993 of the remainder of a portfolio of loans collateralized by manufactured housing units.

                 The following table shows the ratio of net charge-offs to average Consumer Finance Receivables. For all periods presented, the ratios shown below give effect to all deferred origination costs.

           Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                                       Real
                                       Estate-
                              Personal Secured Credit   Sales   Total
                              Loans    Loans   Cards    Finance Consumer
                              -----    -----   ------   ------- --------
           Year Ending
           December 31,
           ------------
             1993             4.08%    0.84%   2.56%    1.78%   2.36%(1)
             1992             5.09%    0.74%   4.01%    2.05%   2.84%
             1991             5.03%    0.69%   3.05%    2.52%   2.72%

          ______________________________
          (1) Includes the reacquisition in the fourth quarter of 1993 of the remainder of a portfolio of loans collateralized by manufactured housing units.

                 The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables.

            Ratio of Allowance For Losses to Consumer Finance Receivables

                                  As of December 31,
                                  ------------------
                                      1993  2.64%
                                      1992  2.91%
                                      1991  2.86%

          Credit-Related Insurance

                 American Health and Life Insurance Company ("AHL"), a subsidiary of the Company, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time. Credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL include accidental death and dismemberment, auto single interest, nonfiling, involuntary unemployment insurance and mortgage impairment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period.

                 The following table sets forth gross written insurance premiums, net of refunds, by AHL for consumer finance customers:

                     Consumer Finance Insurance Premiums Written
                                    (in millions)

                                                  Year Ended December 31,
                                                 ------------------------
                                                  1993     1992     1991
                                                  ----     ----     ----

               Credit life  . . . . . . . .     $  33.5  $  33.1  $  40.7
               Credit disability  . . . . .        47.1     44.7     49.9
                                                 ------   ------  -------
                Total   . . . . . . . . . .     $  80.6  $  77.8  $  90.6
                                                 ======  =======  =======

                 See Note 7 of Notes to Consolidated Financial Statement for information regarding reinsurance activities.

          Credit Card Services

                 Primerica Bank, a subsidiary of the Company, is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations).
          Primerica Bank USA, another state-chartered bank subsidiary of the Company, was formed in September 1989. Primerica Bank USA is not subject to certain regulatory restrictions relating to growth and cross-marketing activities to which Primerica Bank is subject. See "Regulation" below. These banks generally limit their activities to credit card operations.

                 The following table sets forth aggregate information regarding credit cards issued by Primerica Bank and Primerica Bank USA:

                      Credit Cardholders and Total Outstandings
                        (outstandings in millions of dollars)

                                   As of and for the year ended December 31,
                                   -----------------------------------------
                                           1993       1992      1991
                                           ----       ----      ----
Approximate total credit cardholders      534,000   423,000    370,000
Approximate gold credit cardholders       478,000   371,000    305,000
Total outstandings                         $697.1    $538.2    $472.9
Average annual yield                        11.66%    12.12%    13.50%



                 The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

                 The Delaware credit card banks offer deposit-taking services (which as to Primerica Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1993, deposits at the Delaware offices were $51.7 million, as compared to $22.4 million at December 31, 1992 and $23.8 million at December 31, 1991. At December 31, 1993, all of such deposits were federally insured. The increase in deposits resulted from a balance transfer promotion conducted by Primerica Bank during 1993.

          Competition

                 The consumer finance business competes with banks, savings and loan associations, credit unions, credit card issuers and other consumer finance companies. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Deregulation of banking institutions has greatly expanded the consumer lending products permitted to be offered by these institutions, and because of their long-standing insured deposit base, many of them are able to offer financial services on very competitive terms. The Company believes that it is able to compete effectively with such institutions. In particular, the Company believes that the diversity and features of the products it offers, personal service and cultivation of repeat and referral business support and strengthen its competitive position in its Consumer Finance Services businesses.

          Regulation

                 Most consumer finance activities are subject to extensive federal and state regulation. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. The Company's banking operations, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. The Company's credit card banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, among other things, prevents the Company from acquiring or forming most types of new banks or savings and loan institutions and, with respect to Primerica Bank, restricts cross-marketing of products by or of certain affiliates. The Company's banks are also subject to the Community Reinvestment Act, which requires a bank to provide equal credit opportunity to all persons in such bank's delineated community. The Company believes that it complies in all material respects with applicable regulations.

                 The Real Estate Settlement Procedures Act of 1974 ("RESPA") has been extended to cover real estate-secured loans that are subordinated to other mortgage loans. Generally, RESPA requires disclosure of certain information to customers and regulates the receipt or payment of fees or charges for services performed.


                                  INSURANCE SERVICES

                 The Company's Insurance Services business includes property and casualty insurance and specialty lines of insurance. The Company's insurance activities relating to its consumer finance business are discussed above under "Consumer Finance Services."

                 The Company's property and casualty insurance operations are conducted principally through Gulf Insurance Company and its subsidiaries ("Gulf"). Gulf operates through regional offices for traditional lines of property and casualty insurance and specialty lines of business. Gulf has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time.

                 In connection with The Travelers' 1992 acquisition of old Travelers' common stock, the Company sold to old Travelers 1,000 newly issued shares of Commercial Insurance Resource, Inc. ("CIRI"), the parent of Gulf, in exchange for approximately 5.5% of old Travelers' then outstanding common stock. As a result, during 1993 CIRI and its subsidiaries were 50%-owned by each of the Company and a subsidiary of old Travelers. In 1993, CIRI was treated as a consolidated subsidiary of the Company, and the 50% ownership interest of old Travelers was reflected as minority interest.

          Regional and Specialty Lines

                 Gulf obtains its regional property and casualty insurance business primarily through independent insurance agencies that represent it on a non-exclusive basis. During 1993, approximately 19% of Gulf's regional business represented personal lines of insurance, approximately 29% represented workers' compensation insurance and approximately 52% represented other commercial lines of business, including commercial automobile liability and physical damage and commercial multiple peril insurance. At the end of 1993, Gulf discontinued writing personal lines of insurance and transferred a major part of that business to a subsidiary of The Travelers, although Gulf does retain some run-off business. Approximately 73% of Gulf's regional business, as represented by direct written premiums during 1993, is in Texas, Georgia, Florida and Missouri.

                 Product offerings in Gulf's specialty lines include directors' and officers' liability and various forms of nonprofessional errors and omissions, fidelity bonds, commercial umbrella coverages and contingent liability coverages; coverages relating to the entertainment industry; and standard commercial property and casualty products for specific niche markets. These specialty lines are produced mainly through commercial insurance brokers and several wholesale brokers, and underwriting managers for specific industry programs. In the aggregate these specialty lines comprised approximately 53%, 47% and 42% of Gulf's earned premiums in 1993, 1992 and 1991, respectively.

                 Reserves are subject to ongoing review as additional experience and other data become available. Increases or decreases to reserves for loss and loss adjustment expenses may be made, which would be reflected in operating results for the period in which such adjustments, if any, are made.

                 Gulf attempts to limit its risks through careful underwriting and the reinsurance of portions of certain policies with unaffiliated reinsurers. Reinsurance is subject to collectibility in all cases and to aggregate loss limits in certain cases. In Gulf's regional business, losses on any single claim are limited by reinsurance to $500,000 per occurrence and reinsurance arrangements limit Gulf's maximum loss from any single property catastrophic occurrence to $4.0 million, and it participates for 5% of any excess, up to a maximum excess participation of $36 million. For its specialty lines coverages, Gulf's maximum risk is limited through reinsurance to approximately $2.73 million per policy or, under certain policies, per occurrence. See Note 7 of Notes to Consolidated Financial Statements.

                 Also included in this area is account insurance provided by Gulf to Smith Barney Shearson Inc., a subsidiary of The Travelers, in excess of that provided by the Securities Investor

          Protection Corporation ("SIPC"). This insurance provides certain excess coverage for losses due to forced liquidation of broker-dealers, which losses would be recoverable by securities customers from SIPC but for SIPC's $500,000 limitation on liability per customer.

                 The following table sets forth information concerning property and casualty operations of Gulf and its subsidiaries:

                       Gulf Insurance Company and Subsidiaries
                               (in millions of dollars)

                                             Year Ended December 31,
                                         -----------------------------
                                           1993         1992        1991
                                           ----         ----        ----

          Net premiums written  . .      $ 264.9     $ 250.1    $ 232.2
          Premiums earned:
            Regional business . . .      $ 121.9     $ 128.4    $ 128.7
            Specialty business  . .        135.4       112.1       93.0
                                         -------     -------    -------
              Total premiums earned      $ 257.3     $ 240.5    $ 221.7
          Total Loss and Expense Reserve $ 244.7     $ 223.1    $ 216.8
          Loss ratio (1)  . . . . .         72.1%       70.3%      75.1%
          Expense ratio (2) . . . .         23.8%       27.3%      26.8%
          Combined ratio (3)  . . .         95.9%       97.6%     101.9%

          ____________________________
          (1) Ratio of losses and loss expenses incurred to premiums earned, determined in accordance with statutory insurance accounting principles.
          (2) Ratio of underwriting expenses incurred to net premiums written, determined in accordance with statutory insurance accounting principles.
          (3)    Total of loss ratio and expense ratio.


          Investments

                 The investment holdings of the insurance companies at December 31, 1993 were composed primarily of fixed income securities. At December 31, 1993, approximately 97% in total dollar amount of the fixed income securities portfolios of the Company's insurance subsidiaries had investment grade ratings. The remaining investments are principally issues of utilities and private placement securities that are not subject to investment rating. The weighted average maturity of the fixed income holdings at December 31, 1993 was approximately 9.6 years. State insurance laws prescribe the types, quality and diversity of permissible investments for insurance companies.

          Competition

                 The property and casualty insurance industry includes many insurance companies of varying size. Companies may be small local firms, large regional firms or large national firms, as well as self-insurance programs or captive insurers. Market competition, regulated by state insurance departments, works to set the price charged for insurance products and the level of service provided. Growth is driven by a company's ability to provide insurance and services at a price that is reasonable and acceptable to the customer. In addition, the marketplace is affected by available capacity of the insurance industry as measured by policyholders' surplus. Surplus expands and contracts primarily in conjunction with profit levels generated by the industry, which is generally referred to as the underwriting cycle. Growth in premium and service business is also measured by a company's ability to retain existing customers and to attract new customers.

                 Local or regional companies are effective competitors in personal lines business because of their expense structure or because they specialize in providing coverage to particular risk groups. Personal automobile and homeowners insurance is marketed mainly through one of two distribution systems: independent agents or direct writing. Direct writing companies operate either by mail or through exclusive agents or sales representatives. Due in part to the expense advantage that direct writers typically have relative to agency companies, the direct writers have been able to gradually expand their market share. Gulf's insurance sales force is primarily composed of independent commissioned agents and brokers.

          Regulation

                 The Company's insurance subsidiaries are subject to considerable regulation and supervision by insurance departments or other authorities in each state or other jurisdiction in which they transact business. The laws of the various jurisdictions establish supervisory and regulatory agencies with broad administrative powers. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of the insurers'
          stockholders.   Typically, state regulation extends to such
          matters as licensing companies, regulating the type, amount and quality of permitted investments, licensing agents, regulating aspects of a company's relationship with its agents, requiring triennial financial examinations, market conduct surveys and the filing of reports on financial condition, recording complaints, restricting expenses, commissions and new business issued, restricting use of some underwriting criteria, regulating rates, forms and advertising, specifying what might constitute unfair practices, fixing maximum interest rates on policy loans and establishing minimum reserve requirements and minimum policy surrender values. Such powers also extend to premium rate regulation, which varies from open competition to limited review upon implementation, to requirements for prior approval for rate changes. State regulation may also cover regulating capital and surplus and actuarial reserve maintenance, setting solvency standards, mandating loss ratios for certain kinds of insurance, limiting the grounds for cancellation or nonrenewal of policies and regulating solicitation and replacement practices. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and require prior approval or notification of any change in control of an insurance subsidiary. In addition, under insurance holding company legislation, most states regulate affiliated groups with respect to intercorporate transfers of assets, service arrangements and dividend payments from insurance subsidiaries.

                 The insurance industry generally is exempt from federal antitrust laws because of the application of the McCarran-Ferguson Act. In recent years, legislation has been introduced to modify or repeal the McCarran-Ferguson Act. The effect of any such modification or repeal cannot currently be determined.

                 Virtually all states mandate participation in insurance guaranty associations and/or insolvency funds, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. Under these arrangements, insurers are assessed their proportionate share (based on premiums written for the relevant lines of insurance in that state each year) of the estimated loss and loss expense of insolvent insurers. Similarly, as a condition to writing a line of property and casualty business, many states mandate participation in "fair plans" and/or "assigned risk pools" that underwrite insurance for individuals and businesses that are otherwise unable to obtain insurance. Participation is based on the amount of premiums written in past years by the participating company in an individual state for the classes of insurance involved. These plans or pools traditionally have been unprofitable, although the effect of their performance has been partially mitigated in certain lines of insurance by the states' allowance of increases in rates for business voluntarily written by plan or pool participants in such states. For workers' compensation plans or pools the effect may be further mitigated by the method of participation selected by insurance companies.

                 In addition to state insurance laws, the Company's insurance subsidiaries are also subject to general business and corporation laws, state securities laws, consumer protection laws, fair credit reporting acts and other laws.

                 Many jurisdictions require prior regulatory approval of rate and rating plan changes and some impose restrictions on the cancellation or nonrenewal of risks and the termination of agency contracts, or have regulations that preclude immediate withdrawal from certain lines of business. Certain lines of business, such as commercial automobile and workers' compensation, experience rate inadequacies in many jurisdictions. Automobile insurance is also subject to varying regulatory requirements as to mandated coverages and availability, such as no-fault benefits, assigned risk pools, reinsurance facilities and joint underwriting associations. The added expense associated with involuntary pools in this and other areas has adversely affected profitability.

                 In December 1992, the Florida legislature created the Residential Property and Casualty Joint Underwriting Association ("RPCJUA") to provide residential property and casualty insurance to individuals who cannot obtain coverage in the voluntary market. Property-casualty insurance companies in Florida, including Gulf, will be required to share the risk in the RPCJUA.

                 In November 1993, the Florida legislature created a Florida Hurricane Catastrophe Fund to provide reimbursement to insurers for a portion of their future catastrophic hurricane losses. This Hurricane Catastrophe Fund will be funded in part by assessments on insurance companies.


                 The National Association of Insurance Commissioners (the "NAIC") adopted risk-based capital ("RBC") requirements for property-casualty companies in December 1993, effective with reporting for 1994. The RBC requirements are to be used as early warning tools by the NAIC and states to identify companies that merit further regulatory action.


                            CORPORATE AND OTHER OPERATIONS


                 The Corporate and Other segment consists of corporate staff and treasury operations, a hotel mortgage investment and certain corporate income and expenses that have not been allocated to the operating subsidiaries. During 1993, this segment also included the Company's share of equity income of old Travelers. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

          Investment in The Travelers

                 In December 1988, in connection with an acquisition by The Travelers, the Company's parent company, the Company made an investment of approximately $500 million in an entire issue of preferred stock of Primerica Holdings, Inc. ("Primerica Holdings"), then a wholly owned subsidiary of The Travelers. Since then $400 million of such preferred stock has been repurchased from the Company. In December 1992 Primerica Holdings was merged into The Travelers and the Company's investment in the preferred stock was converted into preferred stock of The Travelers, with the same terms. The preferred stock is entitled to a cumulative quarterly dividend at an annual rate of 85% of the daily average of the 30-day commercial paper rate multiplied by the stock's $45,000 per share liquidation value. Additionally, the preferred stock has customary provisions regarding preferences upon liquidation, is redeemable without premium at the issuer's option at any time, and is subject to repurchase at the holder's request at its liquidation value plus accrued dividends if not redeemed on or prior to September 15, 1998. See Note 13 of Notes to Consolidated Financial Statements.

                               GENERAL BUSINESS FACTORS

                 In the judgment of the Company, no material part of the business of the Company and its subsidiaries is dependent upon a single customer or group of customers, the loss of any one of which would have a materially adverse effect on the Company, and no one customer or group of affiliated customers accounts for as much as 10% of the Company's consolidated revenues.

                 At December 31, 1993, the Company had approximately 5,000 full-time employees. The Company also employs part-time employees.


                                  OTHER INFORMATION

          Source of Funds

                 For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company's subsidiaries, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 6 of Notes to Consolidated Financial Statements.

                 The following table sets forth information concerning annual weighted average interest rates on the Company's borrowed funds:


                        Annual Weighted Average Interest Rates


                                           Years ended December 31,
                                           ------------------------
                                             1993    1992    1991
                                             ----    ----    ----
           Savings accounts, certificates
             and deposits................    4.4%    5.4%    6.8%
           Short-term borrowings (1).....    3.2%    3.8%    6.1%
           Long-term borrowings (2)......    8.0%    8.4%    8.9%
           Total borrowings..............    6.3%    6.6%    7.6%
           Bank prime rate ..............    6.0%    6.3%    8.5%

          ____________________
          (1) Includes all commercial paper and short-term bank loans; does not include cost of maintaining bank credit lines.
          (2) Includes current maturities of long-term debt and amortization of long-term debt expenses.


          Taxation

                 For a discussion of tax matters affecting the Company and its operations, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 1 and 8 of Notes to Consolidated Financial Statements.

          Financial Information about Industry Segments

                 For financial information regarding industry segments of the Company, see Note 3 of Notes to Consolidated Financial Statements.

          Item 2.    PROPERTIES.

                 The Company is engaged in the business of providing services that are generally not dependent upon their physical plant. In 1989, a subsidiary of the Company completed the sale of the Company's headquarters office building in Baltimore, Maryland, and the lease back of a portion of the space therein, which is used by the Company as its executive offices. Offices and other properties used by the Company's subsidiaries are located throughout the United States. One subsidiary owns and uses office space in Tel Aviv, Israel. Most office locations and other properties are leased on terms and for durations that are reflective of commercial standards in the communities where such offices and other properties are located. A few offices are owned, none of which is material to the Company's financial condition or operations.

                   The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 12 of Notes to Consolidated Financial
          Statements.

          Item 3.    LEGAL PROCEEDINGS.

                 For information concerning Gallagher, et. al. v. American Health and Life Insurance Company, et. al., a purported class action relating to annuity policies that were transferred by the defendants to an insurance company that is now insolvent, see the description that appears in the second paragraph of page 2 of the Company's filing on Form 8-K dated July 28, 1992, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K.

                 Because the nature of the businesses of the Company and its subsidiaries involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and the construction and interpretation of contracts, the Company and its subsidiaries are plaintiffs and defendants in numerous legal proceedings. Neither the Company nor any of its subsidiaries is a party to, nor is its property the subject of, any legal proceeding that departs from litigation normally incident to the kinds of business conducted by the Company or its subsidiaries which, in the opinion of the Company's management, would be expected to have a material adverse impact on the consolidated financial condition of the Company and its subsidiaries.

          Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                 Pursuant to General Instruction J of Form 10-K, the information required by Item 4 is omitted.

                                       PART II
                                       -------


          Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

                 All of the outstanding common stock of the Company is owned by CCC Holdings, Inc., which is a wholly owned subsidiary of The Travelers.

          Item 6.    SELECTED FINANCIAL DATA.

                    COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                   FIVE YEAR SUMMARY OF SELECTED FINANCIAL DATA
                             (In millions of dollars)




                Year Ended December 31,              1993        1992         1991          1990        1989
                -----------------------            --------    --------     --------      --------    --------
                Total revenues                     $1,580.3   $1,523.5      $1,459.1      $1,270.7   $1,011.0

                Income before cumulative
                 effect of changes in
                 accounting principles (1)           $291.8     $281.2        $203.2        $165.2     $126.1
                Net income (1,2)                     $286.0     $263.1        $203.2        $165.2     $126.1


                December 31,
                -------------
                Total assets (3)                   $8,893.7   $8,039.0      $7,726.7      $7,138.4   $5,198.3
                Total debt                         $6,232.6   $5,750.9      $5,835.5      $5,382.1   $3,717.7

                --------------------------------------------
                (1) Included in 1992 results are after-tax gains of $7.1 from the sale of stock of subsidiaries and affiliates and $22.7 from the sale of the common stock investment in Musicland Stores Corporation.

                (2) See Note 1 of Notes to Consolidated Financial Statement for
                    information regarding changes in accounting principles in 1992 and 1993.

                (3) Assets and liabilities for 1992 have been reclassified to conform with the 1993 presentation for the adoption, effective January 1, 1993, of Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts."

          Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Consolidated Results of Operations
                                                      Year Ended December 31,
                                                    ---------------------------
         ($ in millions)                            1993      1992      1991
        -----------------------------------------------------------------------
        Revenues                                   $1,580.3  $1,523.5  $1,459.1
                                                   ========  ========  ========
        Income before cumulative effect of
          changes in accounting principles         $  291.8  $  281.2  $  203.2
                                                   ========  ========  ========
        Net income                                 $  286.0  $  263.1  $  203.2
                                                   ========  ========  ========



       Results of Operations

       Commercial Credit Company's (the Company) earnings in 1993 reflect a substantial increase in the contribution of Consumer Finance Services, which continued to post record results.

       Income before the cumulative effect of changes in accounting principles for 1993 includes:

       -  Reported investment portfolio gains of $33.3 million;

       Income before the cumulative effect of changes in accounting principles for 1992 includes:

       -  Reported investment portfolio gains of $10.3 million;
       - a gain of $22.7 million from the sale of the common stock investment in Musicland Stores Corporation (Musicland);
       - a gain of $11.1 million from the exchange of 50% of Commercial Insurance Resources, Inc. (CIRI), the parent of Gulf Insurance Company
       (Gulf), for The Travelers Corporation (old Travelers) common stock;
       - a net loss of $4.0 million from the divestment of securities of the Company's affiliate, Inter-Regional Financial Group, Inc. (IFG)

       Included in net income for 1993 is an after-tax charge of $3.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $2.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS
       106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." Included in net income for 1992 is an after-tax charge of $18.1 million resulting from the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes."

       Excluding these items, earnings for 1993 increased by $17.4 million or 7% over the 1992 period reflecting improved performance at Consumer Finance Services and the 1993 contribution to earnings of an equity investment in old Travelers, partially offset by the 1993 minority interest in Gulf and higher corporate expenses.

       The most significant factor in 1992's and 1991's earnings growth over 1991 and 1990, respectively, were increases in the contributions of Consumer Finance Services.

       The  following   discussion  presents  in  more  detail  each  segment's
       performance.

       Consumer Finance Services

                                           Year Ended December 31,
                         -------------------------------------------------------
                                1993            1992               1991
                         -------------------------------------------------------
                                     Net               Net               Net
       ($ in millions)   Revenues  income  Revenues  income   Revenues   income
       -------------------------------------------------------------------------
       Consumer Finance
         Services (1)    $1,190.6  $230.8  $1,154.8  $196.6   $1,147.1   $173.8
       =========================================================================

       (1) Net income includes $22.7 and $4.3 of reported investment portfolio gains in 1993 and 1992, respectively.

       Consumer Finance earnings before reported investment portfolio gains increased 8% in 1993 over the prior year. The increase primarily reflects a significant decline in loan losses and a 3% increase in average receivables outstanding. The increase in net income and revenues in 1992 compared to 1991 reflects an increase in average receivables outstanding (offset by slightly lower yields), improved operating efficiencies and some benefit from lower funding costs.

       Year-end receivables increased in 1993 by $554 million to end the year at $6.342 billion. The 1993 increase occurred across-the-board in real estate loans, personal loans and credit cards and also reflects the reacquisition of the remainder of a portfolio of loans collateralized by manufactured housing units amounting to $135 million at year end. While average receivables increased in 1992, year-end receivables declined reflecting an increase in early payoffs of real estate loans outstandings. This was partially offset by an increase in credit card outstandings. Seventy-three branch offices were added during 1993, bringing the total to 768 at year end.

       Consumer Finance borrows from the Company's corporate treasury operation which raises funds externally. For fixed rate loan products Consumer Finance is charged agreed-upon rates that have generally been set within a narrow range and have approximated 8% over the last three years. For variable rate loan products Consumer Finance is charged prime-based rates. The Company's actual cost of funds may be higher or lower than rates charged to Consumer Finance, with the difference reflected in Corporate and Other.

       The average yield on receivables outstanding decreased to 15.83% in 1993 from 16.31% in the prior year and 16.69% in 1991, due to lower yields on fixed rate second mortgages and the adjustable rate real estate-secured loan product introduced at the end of 1992. Lower yields on loans outstanding, partially offset by decreased cost of funds to Consumer Finance on variable rate loans, have resulted in a decline in net interest margins to 8.44% in 1993 from 8.66% in 1992.

       The allowance for losses as a percentage of net receivables was reduced to 2.64% at year-end 1993 from 2.91% at year-end 1992 due to the improved credit quality of the loan portfolio. The increase in the allowance in 1992 from 2.86% at year-end 1991 reflected the impact of the recessionary economic environment.

                                                     As of, and for, the
                                                   Year Ended December 31,
                                                   -----------------------
                                                   1993     1992      1991
                                                   -----------------------
       Allowance for losses as % of net
       consumer finance                            2.64%    2.91%    2.86%
       receivables at year end

       Charge-off rate for the year                2.36%    2.84%    2.72%

       60 + days past due on a contractual
       basis as % of gross consumer finance        2.21%    2.55%    2.80%
       receivables at year end

       Accounts  60+  days  past  due  include  accounts  in   the  process  of
       foreclosure for all periods presented.

       The Company's wholly owned subsidiary, American Health and Life Insurance Company (AHL), provides credit life and health insurance to Consumer Finance customers. Premiums earned were $84.8 million in 1993, $86.1 million in 1992 and $82.5 million in 1991.

       Outlook - Consumer Finance is affected by the interest rate environment and general economic conditions. In a rising interest rate environment, real estate loan liquidations may decline compared to the last two years, when potential customers refinanced their first mortgages instead of turning to the second mortgage-market or proceeds from the refinancing of first mortgages were used to pay off existing second mortgages. Lower loan liquidations would benefit the level of receivables outstanding. In addition, a rising interest rate environment could also reduce the downward pressure experienced during the last several years on the interest rates charged on new real estate-secured receivables, as well as credit cards, which are substantially based on the prime rate. However, significantly higher rates could result in an increase in the interest rates charged to Consumer Finance on the funds it borrows from the Company to reflect the Company's overall higher cost of funds. These impacts could be at least partially offset by the benefits of a strengthening U.S. economy, which typically would include an increase in consumer borrowing demand.


       Asset Quality - Consumer Finance assets totaled approximately $7 billion at December 31, 1993, of which $6 billion, or 86%, represented the net consumer finance receivables (after accrued interest and the allowance for credit losses). These receivables were predominantly residential real estate-secured loans and personal loans. Receivable quality depends on the likelihood of repayment. The Company seeks to reduce its risks by focusing on individual lending, making a greater number of smaller-sized loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. The Company has a geographically diverse portfolio as described in Note 5 of Notes to Consolidated Financial Statements. The Company believes that its loss reserves on the consumer finance receivables are appropriate given current circumstances.

       Of the remaining Consumer Finance assets, approximately $631 million were investments of AHL and its affiliates, including $352 million of fixed-income securities and $204 million of short-term investments.

   Insurance Services

                                         Year Ended December 31,
                         -----------------------------------------------------
                                    1993           1992           1991
                         -----------------------------------------------------
                                     Net               Net               Net
   ($ in millions)       Revenues  income  Revenues  income  Revenues  income
- ------------------------------------------------------------------------------
   Gulf property and
     casualty (1)         $314.5   $ 44.9   $322.2    $57.9  $257.0    $21.6

   Minority Interest -
     Gulf                     --    (22.5)      --       --      --       --

   Other                     5.6     (0.2)     5.0     (0.5)    9.7      1.4
- ------------------------------------------------------------------------------
   Total Insurance
     Services             $320.1   $ 22.2   $327.2    $57.4  $266.7    $23.0
==============================================================================


       (1) Net income includes $15.2 and $6.0 of reported investment portfolio gains in 1993 and 1992, respectively and $22.7 from the sale of Musicland common stock in 1992.

       Earnings from Gulf increased slightly compared to 1992, before old Travelers' 50% minority interest, reported net investment portfolio gains of $15.2 million and $6.0 million in 1993 and 1992, respectively, and a $22.7 million gain in 1992 from the sale of Musicland. Gulf's results reflect ongoing growth in its high-margin specialty businesses offset by relatively high local storm losses in the regional business in 1993. Notwithstanding a $2 million after-tax provision for losses from Hurricane Andrew in the third quarter of 1992, Gulf's 1992 earnings improved over 1991, also as a result of the growth of the specialty business. Gulf's 1993 combined ratio improved to 95.9%, from 97.6% in 1992 and 101.9% in 1991. However, for the fourth quarter of 1993 the combined ratio increased to 97.8%, principally as a result of higher storm-related claims.

       Gulf writes both traditional and specialty insurance lines. Gulf's traditional lines - largely written in Texas, Georgia, Florida and Missouri - include automobile liability and physical damage, workers' compensation, other liability, fire and related homeowners' insurance and multiple peril insurance. Gulf's specialty lines include directors' and officers', errors and omissions, fidelity bonds and contingent liability coverages, as well as coverages relating to the entertainment industry and other specialty markets.

       Outlook
       Changes in the general interest rate environment affect the return received by the insurance subsidiaries on newly invested and reinvested funds. While a rising interest rate environment enhances the returns available, it reduces the market value of existing fixed maturity investments and the availability of gains on disposition.

       As required by various state laws and regulations, the Company's insurance subsidiaries are required to participate in state-administered guarantee associations established for the benefit of the policyholders of insolvent insurance companies. Management believes that payments to such associations will not have a material impact on financial condition or results of operations.

       Asset Quality - The investment portfolio of the Insurance Services segment totaled approximately $519 million, representing 57% of total Insurance Services' assets of approximately $907 million. Because the primary purpose of the portfolio is to fund future policyholder benefits and claims payments, and in order to provide for economies of scale and tight control, it is managed centrally, employing a conservative investment philosophy. Approximately $433 million of the portfolio is invested in long-term fixed-income securities, of which 97.0% had investment grade ratings. At December 31, 1993, the weighted average maturity of these fixed-income holdings was approximately 9.6 years.

   Corporate and Other
                                    Year Ended December 31,
                      ---------------------------------------------------------
                            1993              1992             1991
                      ---------------------------------------------------------
                                   Net                 Net                 Net
   ($ in millions)    Revenues   income   Revenues   income   Revenues   income
   ----------------------------------------------------------------------------
   Corporate and
     Other                       $ 3.9               $20.1               $6.4

   Equity in income
     of old Travelers
     in 1993                      34.9                  --                --

   Net gain on sales
     of stock of
     subsidiary and
       affiliate                    --                 7.1                --
   ----------------------------------------------------------------------------
   Total Corporate
     and Other         $69.6     $38.8     $41.5     $27.2     $45.3     $6.4
   ============================================================================


       Corporate and Other reflects lower income from miscellaneous investments, somewhat higher corporate expenses and lower net interest income reflecting an increase in the proportion of variable rate loans in the Consumer Finance receivables portfolio. These factors were partially offset by lower interest rates on debt in 1993. Lower interest rates in 1992 contributed to the improvement over 1991.

       The equity in income of old Travelers includes $3.0 million from the Company's share of old Travelers' realized portfolio gains. The 1992 net gain on sale of stock of an affiliate represents a gain of $11.1 million from the exchange of 50% of CIRI, the parent of Gulf, for old Travelers common stock and an after-tax loss of $4.0 million relating to the sale of Inter-Regional Financial Group, Inc. common stock.

       On December 31, 1993, The Travelers Inc. (the Parent), the parent of Commercial Credit Company, acquired the approximately 73% it did not already own of The Travelers Corporation (old Travelers), by means of a merger of old Travelers into the Parent. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for 7.2 million shares of common stock of the Parent at a ratio of 0.80423 of a share of the Parent common stock for each share of old
       Travelers  common  stock.   At  December 31,  1993  the  investment was
       reflected at a carrying  amount of $211.3 million.   On March 31,  1994,
       6.3 million of the Company's shares of the Parent's common stock will be exchanged for a variable rate preferred stock of the Parent, which is redeemable at the option of the holder at certain times and callable by the Parent at certain times. The preferred stock will have a value equal to the market value of the common shares at the time the exchange was agreed upon. The balance of such shares, which are held by an insurance subsidiary, will be exchanged upon receipt of regulatory approval.

       Liquidity and Capital Resources

       The Company issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of December 31, 1993, the Company has unused credit availability of $2.295 billion. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

       During 1993, the Company completed the following debt offerings and, as of February 28, 1994, had $850 million available for debt offerings under its shelf registration statement:

           -  5.70% Notes due March 1, 1998 ...... $100 million

           -  6 1/8 Notes due March 1, 2000 ...... $100 million
           -  6.00% Notes due April 15, 2000 ..... $150 million
           -  5 1/2% Notes due May 15, 1998 ...... $100 million
           -  6.00% Notes due June 15, 2000 ...... $100 million
           -  5 3/4% Notes due July 15, 2000 ..... $200 million
           -  5.9% Notes due September 1, 2003 ... $200 million

       The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At December 31, 1993, the Company would have been able to remit $149.8 million to the Parent under its most restrictive covenants or regulatory requirements.


       Recent Accounting Standards

       FAS 114
       Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," describes how impaired loans should be measured when determining the amount of a loan loss accrual. The Statement also amends existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The Company has not yet determined the impact, if any, this statement will have on its financial statements. The Statement has an effective date of January 1, 1995.

       FAS 115
       Effective  January  1,  1994,  the  Company  will  adopt   Statement  of
       Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Those investments are to be classified in one of three categories. Debt securities that the Company has the positive intent and ability to hold to maturity are to be classified as "held for investment" and are to be reported at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are classified as "trading securities" and are to be reported at fair value, with unrealized gains and losses included in earnings. Securities that are neither to be held to maturity nor to be sold in the near term are classified as "available for sale" and are to be reported at fair value, with unrealized gains and losses excluded from earnings and reported as a net amount in a separate component of stockholders' equity. At December 31, 1993 the market value of fixed maturities exceeded the cost by $32.9 million.

          Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                 See Index to Consolidated Financial Statements and Schedules on page F-1 hereof. There is also incorporated by reference herein in response to this Item the Company's
          Consolidated Financial Statements and the notes thereto and the material under the caption "Quarterly Financial Data (Unaudited)" set forth in the Consolidated Financial Statements.

          Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                       PART III
                                       --------


          Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  Pursuant to General Instruction J of Form 10-K, the information required by Item 10 is omitted.


          Item 11.   EXECUTIVE COMPENSATION.

                  Pursuant to General Instruction J of Form 10-K, the information required by Item 11 is omitted.


          Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.

                  Pursuant to General Instruction J of Form 10-K, the information required by Item 12 is omitted.


          Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

                  Pursuant to General Instruction J of Form 10-K, the information required by Item 13 is omitted.

                                       PART IV
                                       -------


          Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

                  (a)   Documents filed as a part of the report:

                     (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                     (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                     (3)   Exhibits:

                        See Exhibit Index.

                  (b)   Reports on Form 8-K:

                     On October 21, 1993, the Company filed a Current Report on Form 8-K dated October 18, 1993, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1993, and certain other selected financial data.

                     No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report.

                                    EXHIBIT INDEX
                                    -------------

          Exhibit                                                   Filing
          Number   Description of Exhibit                           Method
          -------  ----------------------                           ------
           3.01    Restated Certificate of Incorporation of
                   Commercial Credit Company (the "Company"), included in Certificate of Merger of CCC
                   Merger Company into the Company;
                   Certificate of Ownership and Merger merging
                   CCCH Acquisition Corporation into the
                   Company; and Certificate of Ownership and Merger merging RDI Service Corporation into the Company, incorporated by reference to
                   Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1992 (File No. 1-6594).

           3.02 By-laws of the Company, as amended May 14, 1990, incorporated by reference to Exhibit
                   3.02.2 to the Company's Annual Report on
                   Form 10-K for the fiscal year ended
                   December 31, 1990 (File No. 1-6594).
           4.01.1 Indenture, dated as of December 1, 1986 (the "Indenture"), between the Company and Citibank, N.A., relating to the Company's debt securities, incorporated by reference to Exhibit 4.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 1-6594).

           4.01.2 First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 13, 1990 (File No. 1-6594).

                        The total amount of securities
                        authorized pursuant to any other
                        instrument defining rights of
                        holders of long-term debt of the
                        Company does not exceed 10% of
                        the total assets of the Company
                        and its consolidated
                        subsidiaries.  The Company will
                        furnish copies of any such
                        instrument to the Commission upon
                        request.

          Exhibit                                                   Filing
          Number   Description of Exhibit                           Method
          -------  ----------------------                           ------
           10.01   $1,500,000,000 Three Year Credit Agreement       Electronic
                   dated as of February 24, 1994 among the
                   Company, the Banks party thereto and Morgan
                   Guaranty Trust Company of New York, as
                   Agent.

           12.01   Computation of Ratio of Earnings to Fixed        Electronic
                   Charges.
           21.01   Pursuant to General Instruction J of Form
                   10-K, the list of subsidiaries of the
                   Company is omitted.

           23.01   Consent of KPMG Peat Marwick, Independent        Electronic
                   Certified Public Accountants.
           99.01   The second paragraph of page 2 of the            Electronic
                   Company's Current Report on Form 8-K dated
                   July 28, 1992 (File No. 1-6594).


               Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.

                                      SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1994.

                                           COMMERCIAL CREDIT COMPANY
                                           (Registrant)


                                           By:  /s/ Robert S. Willumstad
                                                . . . . . . . . . . . . . .
                                                Robert B. Willumstad,
                                                Chairman of the Board


                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1994.

                  Signature                Title
                  ---------                -----
         /s/ Robert B. Willumstad
        . . . . . . . . . . . . . .        Chairman of the Board, Chief
            Robert B. Willumstad           Executive Officer
                                            (Principal Executive Officer)
                                           and Director

         /s/ William R. Hofmann
        . . . . . . . . . . . . . .        Vice President and Chief
             William R. Hofmann            Financial Officer
                                            (Principal Financial Officer)

         /s/ Irwin R. Ettinger
        . . . . . . . . . . . . . .        Senior Vice President, Chief
              Irwin R. Ettinger            Accounting Officer (Principal
                                           Accounting Officer) and Director

         /s/ James Dimon
        . . . . . . . . . . . . . .        Director
                 James Dimon


         /s/ Jerome T. Fadden
        . . . . . . . . . . . . . .        Director
              Jerome T. Fadden

         /s/ Robert I. Lipp
        . . . . . . . . . . . . . .        Director
               Robert I. Lipp

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES

              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*



                                                                 Page
                                                                Herein
                                                                ------
          Independent Auditors' Report                            F-2

          Consolidated Statement of Income for the year ended
          December 31, 1993, 1992 and 1991                        F-3

          Consolidated Statement of Financial Position at
          December 31, 1993 and 1992                              F-4

          Consolidated Statement of Changes in Stockholder's
          Equity for the year ended December 31, 1993, 1992
          and 1991                                                F-5

          Consolidated Statement of Cash Flows for the year
          ended December 31, 1993, 1992 and 1991                  F-6


          Notes to Consolidated Financial Statements          F-7 - F-23

          Schedules:

            Schedule I - Marketable Securities - Other
              Investments                                         F-24

            Schedule III - Condensed Financial Information
              of Registrant (Parent Company only)             F-25 - F-27

            Schedule IX - Short-Term Borrowings                   F-28

            Schedule X - Supplementary Income Statement
              Information                                         F-29




          *Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                             INDEPENDENT AUDITORS' REPORT



          The Board of Directors and Stockholder
          Commercial Credit Company:


          We   have  audited  the   consolidated  financial  statements  of
          Commercial Credit Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Credit Company and subsidiaries as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 1993 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

          As discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and accounting for postemployment benefits in 1993, and its method of accounting for income taxes in 1992.






          /s/ KPMG Peat Marwick

          Baltimore, Maryland
          January 24, 1994

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                           Consolidated Statement of Income
                               (In millions of dollars)



       Year Ended December 31,                 1993      1992      1991
       -------------------------------------------------------------------
       Revenues
       Finance related interest and other
         charges                            $  953.5 $  952.7  $  958.3
       Insurance premiums                      342.1    326.7     304.2
       Interest and dividends                   69.2     79.5      85.9
       Equity in income of old Travelers        38.0      -         -
       Other income                            177.5    164.6     110.7
       -------------------------------------------------------------------
         Total revenues                      1,580.3  1,523.5   1,459.1
       -------------------------------------------------------------------
       Expenses
       Interest                                363.7    369.7     434.9
       Policyholder benefits and claims        216.2    210.4     200.9
       Insurance underwriting, acquisition
         and operating                          87.0     85.2      77.0
       Non-insurance compensation and benefits 164.1    153.5     152.5
       Provision for credit losses             133.9    165.3     165.1
       Other operating                         147.5    122.6     125.8
       -------------------------------------------------------------------
          Total expenses                     1,112.4  1,106.7   1,156.2
       -------------------------------------------------------------------
       Gain on sale of stock of subsidiary
        and affiliate                             --     12.0       --
       -------------------------------------------------------------------
       Income before income taxes, minority
         interest and cumulative effect of
         changes in accounting principles      467.9    428.8     302.9
       Provision for income taxes              153.6    147.6      99.7
       -------------------------------------------------------------------
       Income before minority interest and
         cumulative effect of changes in
         accounting principles                 314.3    281.2     203.2
       Minority interest, net of income taxes  (22.5)     --         --
       Cumulative effect of changes in
         accounting principles, net of
         income taxes                           (5.8)   (18.1)       --
       -------------------------------------------------------------------
       Net income                           $  286.0 $  263.1  $  203.2
       ===================================================================

       See Notes to Consolidated Financial Statements

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                     Consolidated Statement of Financial Position
                  (In millions of dollars, except per share amounts)


     December 31,                                           1993        1992
     -------------------------------------------------------------------------
     Assets
     Cash and cash equivalents                           $   25.6         $22.0
     Investments:
        Fixed maturities:
          Available for sale (market $784.1 and $765.1)     752.5         727.8
          Held for investment (market $35.0 and $36.7)       33.7          35.0
        Equity securities (market $368.5 and $82.8)         300.0          82.8
        Mortgage loans                                      205.1         188.9
        Short-term and other                                246.7         115.3
     --------------------------------------------------------------------------
       Total investments                                  1,538.0       1,149.8
     --------------------------------------------------------------------------
     Consumer finance receivables                         6,383.1       5,823.5
     Allowance for losses                                  (167.5)       (168.6)
     --------------------------------------------------------------------------
       Net consumer finance receivables                   6,215.6       5,654.9
     Other receivables                                      560.9         363.6
     Deferred policy acquisition costs                       26.7          26.7
     Cost of acquired businesses in excess of net assets    105.8         106.5
     Investment in old Travelers                              -           170.0
     Other assets                                           421.1         545.5
     --------------------------------------------------------------------------
     Total assets                                        $8,893.7      $8,039.0
     ==========================================================================
     Liabilities
     Certificates of deposit                            $    56.7      $   22.4
     Short-term borrowings                                2,206.1       2,486.6
     Long-term debt                                       3,969.8       3,241.9
     --------------------------------------------------------------------------
       Total debt                                         6,232.6       5,750.9
     Insurance policy and claims reserves                   894.7         765.6
     Accounts payable and other liabilities                 655.7         487.2
     --------------------------------------------------------------------------
       Total liabilities                                  7,783.0       7,003.7
     --------------------------------------------------------------------------
     Stockholder's equity
     Common stock ($.01 par value; authorized shares:
       1,000; share issued: 1)                                -             -
     Additional paid-in-capital                              94.7         105.9
     Retained earnings                                    1,002.6         926.6
     Other                                                   13.4           2.8
     --------------------------------------------------------------------------
       Total stockholder's equity                         1,110.7       1,035.3
     --------------------------------------------------------------------------
     Total liabilities and stockholder's equity          $8,893.7      $8,039.0
     ==========================================================================

     See Notes to Consolidated Financial Statements

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
              Consolidated Statement of Changes in Stockholder's Equity
                  (In millions of dollars, except per share amounts)



      Year ended December 31,                        1993     1992     1991
      ---------------------------------------------------------------------
      Common stock-$.01 par value, 1,000 shares with 1 share issued

      Balance, beginning of year                        -        -        -

      Balance, end of year                              -        -        -
      ---------------------------------------------------------------------
      Additional Paid-In Capital

      Balance, beginning of year                $  105.9 $  105.9 $  105.4

      Capital contribution                           1.2      -        0.5

      Adjustments relating to exchange of
      investment in old Travelers, net             (12.4)     -        -
      ---------------------------------------------------------------------
      Balance, end of year                          94.7    105.9    105.9
      ---------------------------------------------------------------------
      Retained Earnings

      Balance, beginning of year                   926.6    943.5    845.1

      Net income                                   286.0    263.1    203.2

      Dividends                                   (210.0)  (280.0)  (104.8)
      ---------------------------------------------------------------------
      Balance, end of year                       1,002.6    926.6    943.5
      ---------------------------------------------------------------------
      Other

      Balance, beginning of year                     2.8      0.7      1.3

      Net appreciation (depreciation) of equity     10.8      2.3     (0.5)
      securities

      Translation adjustments                       (0.2)    (0.2)    (0.1)
      ---------------------------------------------------------------------
      Balance, end of year                          13.4      2.8      0.7
      ---------------------------------------------------------------------
      Total stockholder's equity                $1,110.7 $1,035.3 $1,050.1
      =====================================================================

     See Notes to Consolidated Financial Statements

                         COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                            Consolidated Statement of Cash Flows
                                  (In millions of dollars)


           Year ended December 31,                                                                     1993     1992    1991
           -----------------------------------------------------------------------------------------------------------------
           Cash Flows From Operating Activities
           ------------------------------------
           Income before income taxes, minority interest and cumulative effect of change in
            accounting principles                                                                  $ 467.9   $ 428.8 $ 302.9
           Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principles to net cash provided by (used in) operating activities:
               Amortization of deferred policy acquisition costs and value of insurance in force      54.7      54.8    58.9
               Additions to deferred policy acquisition costs                                        (54.3)    (55.2)  (55.1)
               Provision for credit losses                                                           133.9     165.3   165.1
               Undistributed equity earnings                                                         (26.8)     (3.0)   (4.6)
               Changes in insurance policy and claims reserves                                        51.2      11.6     9.0
               Changes in other assets and liabilities, net                                           60.8      16.5    12.0
               Other, net                                                                            (73.4)    (78.1)   (5.8)
           -----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operations                                                 614.0     540.7   482.4
           Income taxes paid                                                                        (136.7)   (119.1)  (69.4)
           -----------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                                     477.3     421.6   413.0
           -----------------------------------------------------------------------------------------------------------------
           Cash Flows From Investing Activities
           ------------------------------------
           Net change in credit card receivables                                                    (174.9)    (85.9)  (74.2)
           Loans originated or purchased                                                          (2,672.8) (2,067.3)(2,570.1)
           Loans repaid or sold                                                                    2,108.0   2,020.4 1,783.4
           Purchases of investments                                                               (1,066.8)   (800.7) (256.0)
           Proceeds from sales of investments                                                        992.1     716.2   175.5
           Proceeds from maturities of investments                                                    34.0      13.9    85.3
           Business divestments (acquisitions)                                                       (11.3)     10.4    (7.8)
           Redemption of the Parent's redeemable preferred stock                                     100.0     100.0   100.0
           Other, net                                                                                (53.7)     22.7     9.2
           -----------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                                    (745.4)    (70.3) (754.7)
           -----------------------------------------------------------------------------------------------------------------
           Cash Flows From Financing Activities
           ------------------------------------
           Dividends paid                                                                           (210.0)   (280.0) (104.8)
           Issuance of long-term debt                                                                950.0     550.0 1,205.8
           Payments and redemptions of long-term debt                                               (222.1)   (732.1) (341.2)
           Net change in short-term borrowings                                                      (280.5)    193.2  (364.5)
           Net change in savings accounts, certificates and deposits                                  34.3     (95.7)  (46.6)
           ------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                                     271.7    (364.6)  348.7
           ------------------------------------------------------------------------------------------------------------------
           Change in cash and cash equivalents                                                         3.6     (13.3)    7.0
           Cash and cash equivalents at beginning of period                                           22.0      35.3    28.3
           -----------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents at end of period                                             $   25.6  $   22.0  $ 35.3
           -----------------------------------------------------------------------------------------------------------------
           Supplemental disclosure of cash flow information:
           -------------------------------------------------
           Cash paid during the period for interest                                               $  346.9  $  362.1 $ 413.3
           Value of assets exchanged for shares of old Travelers                                  $    -    $  150.0 $   -
           =================================================================================================================

           See Notes to Consolidated Financial Statements

























                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                      Notes to Consolidated Financial Statements
                               (In millions of dollars)


          1.  Summary of Significant Accounting Policies
              ------------------------------------------

            Basis of Presentation

            Commercial  Credit  Company  (the Company)  is  a  wholly owned subsidiary of  CCC  Holdings,  Inc.  which is  a  wholly  owned
            subsidiary   of   The   Travelers  Inc.   (formerly   Primerica
            Corporation) which is hereinafter referred to as the Parent.

            Changes in Accounting Principles

            FAS 106.   Effective January  1, 1993, the  Company implemented
            Statement   of   Financial   Accounting  Standards   No.   106,
            "Employers' Accounting for  Postretirement Benefits Other  Than
            Pensions"  (FAS 106).   As  required  by FAS  106, the  Company
            changed  its method  of accounting  for  retiree benefit  plans effective January 1, 1993, to accrue the Company's share of the costs  of  postretirement  benefits  over  the  service  period rendered  by employees.  Previously these benefits were charged
            to  expense  when  paid.    The  Company  elected  to recognize
            immediately  the liability  for postretirement benefits  as the
            cumulative effect  of a change  in accounting principle.   This
            resulted in  a noncash after-tax  charge to net income  of $2.4
            ($3.7  pre-tax).    See  Note  12  for  additional  information
            relating to FAS 106.


            FAS  112.    In  the   fourth  quarter  of  1993,  the  Company
            implemented  Statement  of Financial  Accounting  Standards No.
            112, "Employers'  Accounting for Postemployment  Benefits" (FAS
            112), with retroactive application to January 1, 1993.  FAS 112 establishes  accounting  standards  for  employers who  provide benefits  to former or inactive employees after employment, but before retirement.  These benefits include, but are not limited to, salary continuation,  supplemental unemployment, severance,
            disability-related  (including   workers'  compensation),   job
            training and counseling,  and continuation of benefits  such as
            health  care  and  life  insurance  coverage.    The  statement
            requires employers to recognize  the cost of the obligation  to provide these benefits on an  accrual basis, and employers must implement  FAS  112 by  recognizing  a cumulative  effect  of a
            change in  accounting principle.   This resulted  in a  noncash
            after-tax charge  to net  income of $3.4  ($5.3 pre-tax).   See
            Note 12 for additional information relating to FAS 112.

            FAS 113.  In the first quarter of 1993, the Company implemented
            Statement   of   Financial   Accounting  Standards   No.   113,
            "Accounting and Reporting for Reinsurance of Short-Duration and
            Long-Duration  Contracts"  (FAS  113).   FAS  113  requires the
            reporting  of reinsurance  receivables and  prepaid reinsurance premiums as assets  and precludes the immediate  recognition of gains for all reinsurance contracts unless the liability to the policyholder  has been extinguished.  Implementation of FAS 113 did not  have an  impact on  the Company's  earnings;  however, assets  and liabilities increased by like  amounts.  Assets and liabilities  within  the  Consolidated Statement  of  Financial
            Position were increased by $219.6 as of December 31, 1992.  See
            Note 7 for additional reinsurance disclosures.


                                         F-7








              Notes to Consolidated Financial Statements (continued)


            Accounting Policies

            Principles  of  Consolidation   -  The  consolidated  financial
            statements   include  the  accounts  of  the  Company  and  its
            subsidiaries.  Unconsolidated entities in which the Company has at least a 20% interest are accounted for on the equity method.
            The minority  interest in  1993 represents  the old  Travelers'
            interest  in  Gulf  Insurance   Company  (Gulf).    Significant
            intercompany transactions and balances have been eliminated.

            Certain   reclassification  have  been  made  to  prior  years'
            financial statements to conform to current year's presentation.

            Cash and  cash  equivalents  include  cash on  hand,  cash  and securities segregated  under federal and  brokerage regulations
            and  short-term   highly  liquid   investments  with   original
            maturities of three  months or less, other than  those held for
            sale  in the  ordinary course  of business.   These  short-term
            investments  are carried at  cost plus accrued  interest, which approximates market value.

            Investments   are   owned   principally    by   the   insurance
            subsidiaries.    Fixed  maturities  include  bonds,  notes  and
            redeemable preferred stocks.   In recognition of  the Company's
            growing need to maintain flexibility to respond to such matters as changes  in interest  rates, prepayment  risks or  the yield curve fixed maturities  have been classified as  follows: "Held for  investment" which consist  of securities that  the Company has both  the ability and the intent to hold until maturity are carried  at amortized cost;  securities not classified  as held for investment have been classified as "Available for sale" and consist  principally  of U.S.  government  obligations and  are carried at the lower of aggregate cost or market value.  Equity securities include common  and non-redeemable preferred  stocks and  are carried  at market  values  that are  based on  quoted market prices.  Changes in  market values of equity  securities are reflected  as  unrealized  appreciation  (depreciation)  in stockholder's equity, net of applicable income taxes.  Mortgage loans on  real  estate  and are  carried  at  unpaid  balances.
            Short-term  investments are carried at cost, which approximates market.  Realized gains and  losses on sales of investments are included in other income on a specific identification basis.

            Non insurance entities carry investments at the lower of aggregate cost or quoted market value.

            The cost of acquired businesses in excess of net assets is being amortized on a straight-line basis principally over a 40-year period.

            Income taxes - The  Company and its  wholly owned domestic  non-
            life insurance subsidiaries file a consolidated federal  income
            tax return  with the  Parent.   Certain insurance  subsidiaries
            either file their  own consolidated or separate  federal income
            tax  returns.    Deferred income  taxes  result  from temporary
            differences  between the tax  basis of assets   and liabilities
            and their recorded amounts for financial reporting purposes.

            Income  taxes  are  not  provided  for  on the  Company's  life
            insurance   subsidiaries'  retained   earnings  designated   as
            "policyholders' surplus" because such taxes will become payable only to the extent such  retained earnings are distributed as a
            dividend   or  exceed   limits  prescribed   by   federal  law.
            Distributions are  not contemplated  from this  portion of  the life insurance  companies' retained earnings,  which aggregated
            $39.5 (with a tax effect of $13.8) at December 31, 1993.

                                         F-8









              Notes to Consolidated Financial Statements (continued)


            Income  taxes for  1993  and  1992 have  been  provided for  in accordance  with  the  provisions  of  Statement  of  Financial
            Accounting  Standards No.  109, "Accounting  for  Income Taxes"
            (FAS 109),  which has been  adopted effective January  1, 1992.
            Prior years'  financial statements  have not  been restated  to apply  the provisions  of FAS  109.  Taxes  for years  prior to
            January  1,  1992   have  been  provided  in   accordance  with
            Accounting Principles  Board Opinion  No.  11, "Accounting  for
            Income Taxes."

            Financial Instruments - Disclosures About Fair Value - Included
            in the Notes  to Consolidated Financial Statements  are various disclosures relating  to the  methods and  assumptions used  to
            estimate   fair  value  of  each  material  type  of  financial
            instrument.     The  carrying  value  of  short-term  financial
            instruments approximates fair  value because of the  relatively short period of time between the origination of the instruments
            and   their  expected  realization.    The  carrying  value  of
            receivables  and payables  arising in  the  ordinary course  of
            business  approximates fair  market  value.    The  fair  value
            assumptions  were based  upon  subjective estimates  of  market conditions  and perceived risks of the financial instruments at a certain point  in time.  Disclosed fair  values for financial instruments do not reflect any  premium or discount that  could result from offering for sale  at one time the Company's entire holdings of a particular financial instrument.  Potential taxes and other expenses that would be incurred in an  actual sale or settlement are not reflected in amounts disclosed.

            Accounting Standards not yet Adopted

            FAS 114.  Statement of  Financial Accounting Standards No. 114,
            "Accounting by Creditors  for Impairment of a  Loan," describes how  impaired loans  should be  measured  when determining  the
            amount  of a  loan loss  accrual.   The  statement also  amends
            existing guidance on the measurement of restructured loans in a troubled  debt restructuring involving a modification of terms.
            The Company  has not  yet determined the  impact, if  any, this statement will have on its financial statements.  The statement has an effective date of January 1, 1995.

            FAS 115.   Effective  January 1, 1994,  the Company  will adopt
            Statement   of   Financial   Accounting   Standards  No.   115,
            "Accounting  for  Certain   Investments  in  Debt   and  Equity
            Securities"  which  addresses   accounting  and  reporting  for
            investments   in  equity   securities  that   have   a  readily
            determinable fair  value and for  all debt  securities.   Those
            investments  are to be  classified in one  of three categories.
            Debt securities that  the Company has  the positive intent  and ability to hold  to maturity are to  be classified as "held  to maturity" and are to be reported at amortized cost.  Securities that are bought and held principally for the purpose of selling them in  the near term  are classified as  "trading securities"
            and are to be reported at fair value, with unrealized gains and losses included in earnings.  Securities that are neither to be held to maturity nor to be sold in the near term are classified as "available for sale" and  are to be reported at fair  value, with unrealized  gains and  losses excluded  from earnings  and
            reported  as   a  net  amount   in  a  separate   component  of
            stockholders' equity.  At December 31, 1993 the market value of fixed maturities exceeded the cost by $32.9.






            Notes to Consolidated Financial Statements (continued)

            CONSUMER FINANCE SERVICES

            Finance  related interest and  other charges are  recognized as income using the constant yield  method.  Allowances for losses
            are   established  by  direct  charges  to  income  in  amounts
            sufficient  to maintain  the allowance  at  a level  management determines  to be  adequate to  cover losses in  the portfolio.
            The allowance  fluctuates based  upon continual  review of  the loan  portfolio and current economic conditions.  For financial
            reporting   purposes,   finance  receivables   are   considered
            delinquent when they  are more than 60 days  contractually past due.  Income  stops accruing on  finance receivables when  they are 90 days  contractually past due.  If payments are made on a finance  receivable  that  is  not  accruing  income,  and  the receivable  is no  longer 90 days  contractually past  due, the
            accrual of  income resumes.   Finance  receivables are  charged
            against      the   allowance   for   losses   when   considered
            uncollectible.    Personal loans  are  considered uncollectible
            when payments  are six months  contractually past  due and  six months past due on a recency of payment basis.  Loans  that are twelve months contractually  past due regardless of  recency of
            payment  are  charged  off.   Recoveries  on  losses previously
            charged to the  allowance are credited to the  allowance at the
            time  of recovery.   Consideration of  whether to  proceed with
            foreclosure on loans secured by  real estate begins when a loan is 60 days past due on a contractual basis.  Real estate credit losses  are  recognized  when  the  title to  the  property  is obtained.

            Fees received and  direct costs incurred for the origination of loans are deferred and amortized  over the contractual lives of
            the  loans  as  part  of   interest  income.    The   remaining
            unamortized  balances are reflected  in interest income  at the time that the loans are paid in full, renewed or charged off.

            INSURANCE SERVICES

            Premiums   from short-duration  insurance contracts  are earned
            over the  related contract  period.   Short-duration  contracts
            include  primarily  property  and  casualty,  credit  life  and accident and health credit policies.  Benefits and expenses are associated with  premiums by means of the  provision for future
            policy  benefits,  unearned  premiums   and  the  deferral  and
            amortization of policy acquisition costs.

            Deferred  policy  acquisition  costs  represent  the  costs  of
            acquiring  new   business,  principally   commissions,  certain
            underwriting  and agency  expenses  and  the  cost  of  issuing policies.  Acquisition  costs of the life  insurance subsidiary are  amortized over the  premium-paying periods of  the related
            policies, in  proportion to  the ratio of  the   annual premium
            revenue  to the total anticipated premium revenue.  For certain
            property  and   casualty  lines,  acquisition  costs   such  as
            commissions, premium taxes  and certain other  underwriting and agency  expenses have been  deferred to the  extent recoverable from future earned premiums  and anticipated investment  income and  are amortized  ratably  over  the  terms  of  the  related
            policies.   Deferred policy  acquisition costs are  reviewed to
            determine if they are recoverable from future income, including investment  income, and  if  not  recoverable  are  charged  to expense.


            Insurance policy and claims reserves represent  liabilities for
            future insurance policy benefits.    Reserves for losses of the
            life insurance company  are based on claims  experience, actual claims  reported and  estimates  of  claims  incurred  but  not
            reported.    Assumptions   are  based  on   historical  company
            experience, adjusted to provide for possible adverse deviation.
            These  estimates are  periodically reviewed  and  compared with actual experience and industry standards, and may be revised if

                                         F-10













              Notes to Consolidated Financial Statements (continued)

            it   is  determined   that   future   experience  will   differ
            substantially  from  that  previously  assumed.    Policy   and
            contract claims include provisions  for reported and unreported
            losses.   Reserves for  property and casualty  insurance losses
            represent  the estimated ultimate  unpaid cost of  all incurred
            property and casualty claims.   Since the reserves are based on
            estimates, the ultimate liability may be more or less than such
            reserves.   The effects  of changes in  such estimated reserves
            are  included in  the results  of operations  in the  period in which the estimates are changed.


          2. Sales of Stock or Subsidiaries and Affiliates
             ---------------------------------------------

            During 1992, the Company sold  all of its ownership interest in
            Inter-Regional Financial Group, Inc., resulting in an after-tax
            loss  of $4.0  ($5.0 pre-tax).   Proceeds  to the  Company were
            approximately $30.4 after expenses.

            In 1992 as a result of the exchange of stock of subsidiaries in the Travelers transaction, discussed in Note 6, the Company recorded an after-tax gain of $11.1 ($17.0 pre-tax), which is reflected in the 1992 Consolidated Statement of Income.

          3. Business Segment Information
             ----------------------------

            The  Company, through its subsidiaries, is primarily engaged in
            the  following  businesses:   Consumer  Finance  Services   and
            Insurance Services.

               Revenues                        1993       1992      1991
                                           --------    -------   -------
               Consumer Finance Services   $1,190.6    $1,154.8  $1,147.1
               Insurance Services             320.1       327.2     266.7
               Corporate and Other             69.6        41.5      45.3
                                            -------     -------   -------
                                           $1,580.3    $1,523.5  $1,459.1
                                            =======     =======   =======

               Income before income taxes,
                minority interest and
                cumulative effect of
                changes in accounting
                principles
               Consumer Finance Services    $ 358.3     $ 303.4   $ 268.8
               Insurance Services              63.1        83.2      31.3
               Corporate and Other             46.5        42.2       2.8
                                             ------      ------    ------
                                            $ 467.9     $ 428.8   $ 302.9
                                             ======      ======    ======

               Income before cumulative
                effect of changes in
                accounting principles
               Consumer Finance Services    $ 230.8     $ 196.6   $ 173.8
               Insurance Services (after
                minority interest of $22.5
                in 1993)                       22.2        57.4      23.0
               Corporate and Other             38.8        27.2       6.4
                                             ------      ------    ------
                                            $ 291.8     $ 281.2   $ 203.2
                                             ======      ======    ======



               Identifiable assets
               Consumer Finance Services   $7,171.7    $6,406.8  $6,470.3
               Insurance Services             906.9       884.7     543.6
               Corporate and Other            815.1       747.5     712.8
                                            -------     -------   -------
                                           $8,893.7    $8,039.0  $7,726.7
                                            =======     =======   =======

               The Consumer  Finance  Services  segment  includes  consumer lending  (including secured  and  unsecured personal  loans, real estate-secured loans and consumer financing) and credit
               cards.   Also included  in this  segment are  credit-related
               insurance services provided through American Health and Life
               Insurance Company (AHL).

               Insurance Services includes the operations of the property &
               casualty  insurance   (automobile  liability   and  physical
               damage,  workers' compensation,  other  liability, fire  and related homeowners' insurance  and commercial multiple peril insurance)  as well as  directors' and officers'  and errors and omissions policies and reinsurance treaty  agreements of
               Gulf Insurance Company.  Also included is the non-affiliated insurance business of AHL.

               Corporate and Other consists of corporate staff and treasury operations,  a  hotel mortgage  investment acquired  in 1990
               from   the  Parent  and  included  in  mortgage  loans,  the
               Company's investment in the Parent's securities  and certain corporate income and  expenses that have not  been allocated to the  operating subsidiaries, including  gains and  losses from the sale of subsidiary and affiliate.  During 1993 this segment also included  the Company's share of  equity income of old Travelers.

               Capital expenditures for property, plant and equipment and related depreciation expense are not material to any of the business segments.

               Intersegment sales and international operations are not significant.

               For gains and special charges included in each segment see, Management's Discussion and Analysis of Financial Condition and Results of Operations.


          4.   Investments
               -----------

               Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment.























          Notes to Consolidated Financial Statements (continued)

          The amortized  cost  and estimated  market values  of investments in fixed  maturities were as follows:

                                                                                  ----------------------------------------
                                                                                  Amortized    Gross Unrealized    Market
                                                                                               ----------------
                         December 31, 1993                                          Cost        Gains    Losses    Value
                         -----------------                                        ----------------------------------------
                         Available for sale:
                          Mortgage-backed securities-principally obligations
                         of U.S. Government agencies                                  $232.9     $ 0.7   $(1.4)     $232.2

                          U.S. Treasury securities and obligations of U.S.
                           Government corporations and agencies                        270.3      13.2    (0.3)      283.2

                          Obligations of states and political subdivisions             170.2      11.5        -      181.7

                          Debt securities issued by foreign governments                  0.3         -        -        0.3

                          Corporate securities                                          78.8       8.0    (0.1)       86.7

                         Held for investment                                            33.7       1.3        -       35.0
                                                                                 ------------------------------------------
                           Total                                                      $786.2     $34.7   $(1.8)     $819.1
                                                                                 ==========================================


                                                                                  ----------------------------------------
                                                                                  Amortized    Gross Unrealized    Market
                                                                                               ----------------
                         December 31, 1992                                          Cost        Gains    Losses    Value
                         -----------------                                        ----------------------------------------
                         Available for sale:
                          Mortgage-backed securities-principally obligations
                         of U.S. Government agencies                                 $145.7    $ 8.4     $   -     $154.1

                          U.S. Treasury securities and obligations of U.S.
                           Government corporations and agencies                        406.2     20.6     (0.3)      426.5

                          Obligations of states and political subdivisions              95.7      3.8     (0.2)       99.3

                          Debt securities issued by foreign governments                  0.7        -         -        0.7

                          Corporate securities                                          79.5      5.2     (0.2)       84.5

                         Held for investment                                            35.0      1.7         -       36.7
                                                                                  -----------------------------------------
                            Total                                                     $762.8    $39.7    $(0.7)     $801.8
                                                                                  =========================================


               The amortized cost and estimated market value at December 31, 1993 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

                                                                 Estimated
                                                      Amortized   Market
                                                         Cost      Value
                                                       --------  ---------
               Due in one year or less                  $ 30.3   $ 32.3
               Due after one year through five years      83.9     86.9
               Due after five years through ten years    132.2    170.3
               Due after ten years                       306.9    297.4
                                                         -----    -----
                                                         553.3    586.9
               Mortgage-backed securities                232.9    232.2
                                                         -----    -----
                                                        $786.2   $819.1
                                                         =====    =====

               Realized gains and losses on fixed maturities for the year ended December 31 were as follows:

                                       1993      1992     1991
                                       ----      ----     ----
               Realized gains
                 Pre-tax              $67.3     $22.2     $5.2
                                       ----      ----      ---
                 After-tax             43.7      14.7      3.4
                                       ----      ----      ---

               Realized losses
                 Pre-tax               $0.2      $0.2     $0.7
                                        ---       ---      ---
                 After-tax              0.1       0.1      0.5
                                        ---       ---      ---


               On December 31, 1993, the Parent acquired the approximately 73% it did not already own of old Travelers, by means of a merger of old Travelers into the Parent. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for 7.2 million shares of common stock of the Parent at a ratio of 0.80423 of a share of the Parent common stock for each share of old Travelers common stock. At December 31, 1993 the investment was reflected at a carrying amount of $211.3. On March 31, 1994, 6.3 million of the Company's shares of the Parent's common stock will be exchanged for a variable rate preferred stock of the Parent, which is redeemable at the option of the holder at certain times and callable by the Parent at certain times. The preferred stock will have a value equal to the market value of the common shares at the time the exchange was agreed upon. The balance of such shares, which are held by an insurance subsidiary, will be exchanged upon receipt of regulatory approval.

          5. Consumer Finance Receivables
             ----------------------------

             Consumer finance receivables, net of  unearned finance charges
             of  $613.0   and  $535.3  at  December   31,  1993  and  1992,
             respectively, consisted of the following:

                                                           1993     1992
                                                       --------   --------
               Real estate-secured loans               $2,705.8   $2,607.7
               Personal loans                           2,495.2    2,378.8
               Credit cards                               697.1      538.2
               Sales finance and other                    443.7      263.0
                                                       --------   --------
               Consumer finance receivables             6,341.8    5,787.7
               Accrued interest receivable                 41.3       35.8
               Allowance for credit losses               (167.5)    (168.6)
                                                       --------   --------
               Net consumer finance receivables        $6,215.6   $5,654.9
                                                       ========   ========

             An analysis of the allowance for credit losses on consumer finance receivables at December 31, was as follows:

                                                   1993    1992       1991
                                               --------  --------  ---------
             Balance, January 1                $  168.6  $  166.8  $  135.5
             Provision for credit losses          133.9     165.3     165.1
             Amounts written off                 (163.1)   (184.8)   (174.8)
             Recovery of amounts previously
               written off                         22.7      21.3      20.6
             Allowance on receivables purchased     5.4       -        20.4
                                                -------  --------  --------
             Balance, December 31              $  167.5  $  168.6  $  166.8
                                                =======  ========  ========
              Net outstandings                 $6,341.8  $5,787.7  $5,825.1
                                                =======  ========  ========
              Ratio of allowance for credit
                losses to net outstandings        2.64%     2.91%     2.86%
                                                =======  =======   ========

             Contractual  maturities   of  receivables   before   deducting
             unearned finance charges and excluding accrued interest were as follows:

                             Receivables
                             Outstanding                                  Due
                             December 31, Due     Due     Due    Due     After
                                1993      1994    1995    1996   1997     1997
                             ----------- ------- -------- ------ ------ -------
Real estate-secured loans     $2,769.9  $  175.6 $  180.9 $193.1 $198.0 $2,022.3
Personal loans                 2,952.5     954.1    822.1  608.1  331.0    237.2
Credit cards                     695.0     114.4     95.6   79.8   66.7    338.5
Sales finance and other          537.4     217.9    121.0   63.6   37.0     97.9
                              --------  -------- -------- ------ ------ --------
                Total         $6,954.8  $1,462.0 $1,219.6 $944.6 $632.7 $2,695.9
                              ========  ======== ======== ====== ====== ========
Percentage                        100%       21%      18%     14%     9%     38%
                                 =====     =====    =====   =====  =====   =====

            Contractual terms average 12 years on real estate-secured loans and 4 years on other personal loans. Experience has shown that a substantial amount of the receivables will be renewed or repaid prior to contractual maturity dates. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections.

            The Company has  a geographically diverse consumer finance loan
            portfolio.   At  December 31, the distribution  by state was as
            follows:
                                                 1993       1992
                                               --------    ------
               Ohio                                 13%       14%
               North Carolina                       10%        9%
               South Carolina                        7%        6%
               Maryland                              6%        7%
               Pennsylvania                          6%        6%
               California                            5%        6%
               Texas                                 5%        5%
               All other states*                    48%       47%
                                                   ----      ----
                 Total                             100%      100%
                                                   ====      ====

            * None of the remaining states individually accounts for more than 4% of total consumer finance receivables.

            The estimated fair value of the consumer finance receivables portfolio depends on the methodology selected to value such portfolio (i.e., entry value versus exit value). Entry value is determined by comparing the portfolio yields to the yield at which new loans are being originated. Under the entry value methodology, the estimated fair value of the receivables portfolio at December 31, 1993 is approximately $40 to $55 above the recorded carrying values. Exit value represents a valuation of the portfolio based upon sales of comparable portfolios which takes into account the value of customer relationships and the current level of funding costs. Under the exit value methodology, the estimated fair value of the receivables portfolio at December 31, 1993 is approximately $550 to $650 above the recorded carrying value.


          6. Debt
             ----

            Short-term  borrowings consisted  of the following  at December
            31:

                                                             1993      1992
                                                             ----      ----
              Commercial paper                            $2,206.1  $2,386.6
              Medium-term floating rate notes                  -.      100.0
                                                          --------  --------
                                                          $2,206.1  $2,486.6
                                                          ========  ========

            The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees. The Company and its Parent have agreements with certain banks whereby the Parent, with the consent of the Company, may assign certain revolving credit amounts (swing facilities) to the Company for specific periods of time.

            At December 31, 1993, the Company had committed and available revolving credit facilities of $2,295.0, which was increased to $2,495.0 in January 1994 through additional amounts assigned under the swing facilities. Also in February 1994, a $1,825.0 revolving credit facility, which, would have matured in August 1994, was replaced with two new facilities totaling $2,000.0. With these new facilities, the Company has revolving credit facilities totaling $2,670.0, of which $250.0 expires in 1994, $920.0 expires in 1995 and $1,500.0 expires in 1997.

            The carrying value of short-term borrowings approximates fair value.

            Long-term debt, including its current portion, and final maturity dates were as follows at December 31:

                                                          1993        1992
                                                          ----        ----
             8.29% to 12.85% Medium-Term Notes due
                1994-1995                             $   54.8  $     76.9
             9 1/8% Notes due 1993                         -         100.0
             9.15% Notes due 1993                          -         100.0
             8% Notes due 1994                           100.0       100.0
             12.7% Notes due 1994                         15.0        15.0
             6.95% Notes due 1994                        200.0       200.0
             8.45% Notes due 1994                        100.0       100.0
             9 7/8% Notes due 1995                       150.0       150.0
             9.2% Notes due 1995                         100.0       100.0
             6.25% Notes due 1995                        100.0       100.0
             7.7% Notes due 1995                         150.0       150.0
             8.1% Notes due 1995                         150.0       150.0
             8 3/8% Notes due 1995                       150.0       150.0
             6.375% Notes due 1996                       200.0       200.0
             7.375% Notes due 1996                       150.0       150.0
             8% Notes due 1996                           100.0       100.0
             6.75% Notes due 1997                        200.0       200.0
             8 1/8% Notes due 1997                       150.0       150.0
             5.70% Notes due 1998                        100.0         -
             5 1/2% Notes due 1998                       100.0         -
             8 1/2% Notes due 1998                       100.0       100.0
             6.70% Notes due 1999                        150.0       150.0
             10% Notes due 1999                          100.0       100.0
             9.6% Notes due 1999                         100.0       100.0
             6.00% Notes due 2000                        100.0         -
             5 3/4% Notes due 2000                       200.0         -
             6 1/8% Notes due 2000                       100.0         -
             6.00% Notes due 2000                        150.0         -
             5.9% Notes due 2003                         200.0         -
             10% Notes due 2008                          150.0       150.0
             10% Debentures due 2009                     100.0       100.0
             8.7% Debentures due 2009                    150.0       150.0
             8.7% Debentures due 2010                    100.0       100.0
                                                       -------     -------
                                                      $3,969.8    $3,241.9
                                                       =======     =======

             Payments due on debt, excluding amortization of the net discount to fair values, are as follows:

                              1994   $459.8
                              1995   $810.0
                              1996   $450.0
                              1997   $350.0
                              1998   $300.0

             The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 1993 these fair values were approximately $4,234.

          7. Reinsurance
             -----------

             The Company's insurance subsidiaries cede portions of certain insurance business in order to limit losses, to reduce exposure on large risks and to provide additional capacity for future growth. This is accomplished through various plans of reinsurance, primarily coinsurance, modified coinsurance and yearly renewable term. Reinsurance ceded arrangements do not discharge the insurance subsidiaries or the Company as the primary insurer. Reinsurance amounts included in the Condensed Consolidated Statement of Income were as follows:

                                                        Ceded to
                                               Gross      Other       Net
                                               Amount   Companies   Amount
                                               ------   ---------   ------
             Year ended December 31, 1993
             ----------------------------
             Premiums
                Credit life insurance          $ 53.0   $ (12.9)    $ 40.1
                Credit accident and health
                  insurance                      86.9     (42.2)      44.7
                Property and casualty
                  insurance                     433.8    (176.5)     257.3
                                               ------    -------    ------
                                               $573.7   $(231.6)    $342.1
                                               ======    =======    ======
             Claims                            $318.0   $(101.8)    $216.2
                                               ======    =======    ======
             Year ended December 31, 1992
             ----------------------------
             Premiums
                Credit life insurance          $ 52.2    $ (10.8)  $ 41.4
                Credit accident and health
                  insurance                      75.0      (30.2)    44.8
                Property and casualty
                  insurance                     390.2     (149.7)   240.5
                                               ------    -------    -----
                                               $517.4    $(190.7)  $326.7
                                               ======    ========  ======
             Claims                            $284.8    $ (74.4)  $210.4
                                               ======    ========  ======
             Year ended December 31, 1991
             ----------------------------
             Premiums
                Credit life insurance          $ 58.5    $ (18.1)  $ 40.4
                Credit accident and health
                  insurance                      69.8      (27.6)    42.2
                Property and casualty
                  insurance                     376.3     (154.7)   221.6
                                               ------    --------   -----
                                               $504.6    $(200.4)  $304.2
                                               ======    ========  ======
             Claims                            $290.0    $ (89.1)  $200.9
                                               ======    ========  ======

          8.  Income Taxes
              ------------

            For the years ended December 31, 1993 and 1992, income taxes have been provided in accordance with the provisions of FAS 109, which has been adopted effective January 1, 1992.

            The provision for income taxes (before minority interest) for the year ended December 31 was as follows:

                                      1993       1992     1991
                                      -----     ------   ------
             Current:
              Federal               $128.7     $113.6    $62.6
              Foreign                  2.5        2.0      1.6
              State                    7.1        6.0      5.1
                                     -----      -----     ----
                                     138.3      121.6     69.3
                                     -----      -----     ----
             Deferred:
              Federal                 18.0       27.2     31.8
              Foreign                 (2.2)      (1.8)    (1.4)
              State                   (0.5)       0.6      -.
                                     -----      -----     ----
                                      15.3       26.0     30.4
                                     -----      -----     ----
              Total                 $153.6     $147.6    $99.7
                                     =====      =====     ====

             Deferred income taxes at December 31 related to the following:

                                                1993       1992
                                              --------  --------
             Deferred  tax assets:
               Bad debt reserves               $ 62.8   $ 68.5
               Policy reserves                   24.0     23.9
               Basis difference on old
                 Travelers stock                    -     17.8
               Other deferred tax assets         24.7     24.7
                                                -----    -----
                                                111.5    134.9
                                                -----    -----
             Deferred tax liabilities:
               Deferred gains                     -      (26.9)
               Israeli leasing transactions      (9.3)   (13.9)
               Fixed asset depreciation         (11.7)    (9.3)
               Deferred policy acquisition costs (7.8)    (6.2)
               Other deferred tax liabilities   (28.1)   (36.4)
                                                ------   ------
                                                (56.9)   (92.7)
                                                ------   ------
             Total                              $54.6    $42.2
                                                 ====     ====

             The Company and its wholly owned domestic non-life insurance subsidiaries join with the Parent in filing a consolidated federal income tax return. Under a tax sharing agreement with the Parent, the Company is entitled to a current tax benefit if it incurs losses which are utilized in the Parent's consolidated return. The Parent's consolidated tax return group has reported large amounts of taxable income in recent years and can, more likely than not, expect to have significant taxable income in the future thereby enabling utilization of the Company's deferred tax asset.

             The provision for deferred income taxes for the year ended December 31, 1991 related to the following:

             Bad debt reserves                  $ 4.2
             Divested businesses and assets      19.9
             Israeli leasing transactions        (1.4)
             Net costs to originate loans         4.6
             Other, net                           3.1
                                                 ----
             Total                              $30.4
                                                 ====


             The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31 was as follows:

                                         1993     1992     1991
                                         ----     ----     ----

            Federal statutory rate       35.0%    34.0%    34.0%
            Dividends from affiliate -
              The Travelers Inc.         (0.3)    (0.6)    (2.0)
            Equity in income of old
              Travelers                  (1.6)     --        --
            Other, net                   (0.3)     1.0      0.9
                                         -----    ----     ----
            Effective income tax rate    32.8%    34.4%    32.9%
                                         ====     ====     ====



          9. Stockholder's Equity
             --------------------

            Certain long-term loan credit agreements restrict the payment of dividends with such restrictions based on cumulative net earnings, as defined. Additionally, a minimum net worth restriction, as defined, contained in such agreements, imposes an additional constraint on dividends. At December 31, 1993 the Company would be able to remit $149.8 in dividends to its parent under the most restrictive debt covenants.

            The Company's share of the combined insurance subsidiaries' statutory stockholder's equity at December 31, 1993 and 1992 was $231.5 and $318.3, respectively, and is subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The combined insurance subsidiaries' net income determined in accordance with statutory accounting practices and after minority interest in 1993, for the years ended December 31, 1993, 1992 and 1991 was $64.4, $107.4 and $52.7, respectively.


          10.  Employee Benefit Plans
               ----------------------

             The Company along with affiliated companies, participates in a noncontributory defined benefit pension plan sponsored by the Parent (the Plan) covering the majority of U.S. employees.

              Notes to Consolidated Financial Statements (continued)

             Benefits are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. The Plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Pension cost allocated to the Company from the Plan was $2.1, $1.3 and $0.2 in 1993, 1992 and 1991, respectively.

             Certain non-U.S. employees of the Company are covered by noncontributory defined benefit plans. These plans are funded based upon local laws. Pension cost related to these plans was not material.

             The Company also has an unfunded noncontributory supplemental retirement plan that covers certain executives and key employees. Pension cost related to the plan was $1.2, $0.8 and $0.6 in 1993, 1992 and 1991, respectively.


          11. Postretirement and Postemployment Benefits
              ------------------------------------------

             The Company provides postretirement life insurance benefits to certain eligible retirees. As required by FAS 106, the Company changed its method of accounting for these benefits effective January 1, 1993, to accrue the Company's share of the costs of the benefits over the service period rendered by an employee. Previously these benefits were charged to expense when paid.

             The Company elected to recognize immediately the liability for postretirement benefits as the cumulative effect of a change in accounting principle. This change resulted in a noncash after-tax charge to net income of $2.4 in 1993. The Company generally funds the postretirement benefits when due. Payments and ongoing net periodic postretirement benefit cost were not material in 1993.

             In accordance with the Company's early adoption of FAS 112, the Company changed its method of accounting for postemployment benefits effective January 1, 1993, to accrue the cost of postemployment benefits over the service period rendered by an employee. Previously these benefits were charged to expense when paid. For the Company these benefits are principally disability-related benefits and severance.

             Adoption of FAS 112 resulted in the recognition of a noncash after-tax charge to net income of $3.4 in 1993 for the cumulative effect of a change in accounting principle. The Company continues to fund benefits on a "pay-as-you-go" basis. Payments and annual expense for providing postemployment benefits in 1993 were not material.


          12.  Lease Commitments and Other Financial Instruments
               -------------------------------------------------

             Rentals

             Rental   expense   (principally  for   offices  and   computer
             equipment) was $33.7, $35.0 and $34.4 for the years ended December 31, 1993, 1992 and 1991, respectively.

             At December 31, 1993, future minimum annual rentals under noncancellable operating leases were as follows:

                           1994   $18.1
                           1995    14.5
                           1996    12.2
                           1997     7.1
                           1998     4.1
                      Thereafter    5.7
                                  -----
                                  $61.7
                                   ====

            Credit Cards

            The Company provides credit card services through its subsidiaries, Primerica Bank and Primerica Bank USA. These services are provided to individuals and to affinity groups nationwide. At December 31, 1993 and 1992 total credit lines available to credit cardholders were $3,916.1 and $3,056.2, of which $697.1 and $538.2 were utilized, respectively.


          13. Related Party Transactions
              --------------------------

            Included in other assets is an investment in redeemable preferred stock of the Parent amounting to $100 and $200 at December 31, 1993 and 1992, respectively. The Company recorded $4.0, $8.0 and $17.8 for the years ended December 31, 1993, 1992 and 1991, respectively, of dividend income from the Parent on this investment of which $100.0 and $100.0 was repurchased in 1993 and 1992, respectively.

            To facilitate cash management the Company has entered into an agreement with the Parent under which the Company or the Parent may borrow from the other party at any time an amount up to the greater of $50.0 or 1% of the Company's consolidated assets. The agreement may be terminated by either party at any time. The interest rate to be charged on borrowings outstanding will be equivalent to an appropriate market rate.


          14. Contingencies
              -------------

            In the ordinary course of business the Company and/or its subsidiaries are defendants or co-defendants in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have, but may have, a material adverse effect on the results of operations.

15. Quarterly Financial Data (unaudited)

                                                 1993                                                 1992
                          -------------------------------------------------     ----------------------------------------------------
                             First   Second      Third     Fourth     Total     First     Second      Third     Fourth      Total
                          ----------------------------------------------------------------------------------------------------------
Total revenues            $389.7     $378.8     $423.8    $388.0   $1,580.3    $404.0     $366.7     $381.3     $371.5   $1,523.5
Total expenses             275.8      278.2      272.3     286.1    1,112.4     287.6      271.9      270.4      276.8    1,106.7
Gain (loss) on sales of
 stock of subsidiary and
 affiliate                   -          -          -         -          -        (5.4)       -          -         17.4       12.0
                          ------     ------    -------    ------    ------     ------     ------     ------     ------    -------
Income before income
 taxes, and minority
 interest and cumulative
 effect of changes
 in accounting principles  113.9      100.6      151.5     101.9      467.9     111.0       94.8      110.9      112.1      428.8
Provision or income taxes   38.6       33.9       53.6      27.5      153.6      38.6       32.8       38.5       37.7      147.6
Minority interest, net of
 income taxes               (8.2)      (4.0)      (6.7)     (3.6)     (22.5)      -          -          -          -          -
                          ------     ------    -------     -----     ------    ------     ------     ------     ------    -------
Net income                  67.1       62.7       91.2      70.8      291.8      72.4       62.0       72.4       74.4      281.2
Cumulative effect of
 changes in accounting
 principle                  (5.8)       -          -         -         (5.8)    (18.1)       -          -          -        (18.1)
                          ------     ------     ------     -----    -------    ------     ------     ------     ------    -------
Net income restated (1)  $  61.3    $  62.7    $  91.2    $ 70.8   $  286.0   $  54.3    $  62.0    $  72.4    $  74.4   $  263.1
                         ======     ======     ======     =====    =======    ======     ======     ======     ======    =======



(1) Previously reported quarterly results for the first quarter of 1993 have been restated to reflect the Statement of Financial Accounting Standards (FAS 112) "Accounting For Postemployment Benefits," with retroactive application to January 1, 1993. This had the effect of reducing first quarter 1993 net income by $3.4.

                                                                 SCHEDULE I
                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                      Marketable Securities - Other Investments
                                  December 31, 1993
                               (In millions of dollars)


              Column A                        Column B   Column C  Column D
              --------                        --------   --------  --------
                                                                   Amount at
                                                                  Which Shown
                                                          Market    in the
          Type of Investment                    Cost       Value Balance Sheet
          ------------------                    ----       ----- -------------
          Fixed maturities
            Bonds
              United States
                Government and government
                agencies and authorities (1)  $  507.4     $519.4  $   507.4
              States, municipalities and
                political sub-divisions          177.8      190.3      177.8
              Foreign governments                  0.3        0.3        0.3
              Public utilities                    13.1       14.5       13.1
              All other corporate bonds           76.1       82.9       76.1
            Redeemable preferred stock            11.5       11.7       11.5
                                               -------      -----    -------
               Total fixed maturities         $  786.2     $819.1  $   786.2
                                               -------      -----    -------

          Equity securities
            Common stocks                     $  237.2     $324.4  $   255.9
            Non-redeemable preferred stocks       40.1       44.1       44.1
                                               -------      -----    -------
               Total equity securities           277.3     $368.5      300.0
                                               -------     ------    -------
          Mortgage loans on real estate          205.1                 205.1
          Short-term investments                 233.0                 233.0
          Other investments                       13.8                  13.7
                                               -------               -------
               Total investments              $1,515.4              $1,538.0
                                               =======               =======




          (1)  includes   mortgage-backed  security  obligations   of  U.S.
          Government agencies.

                                                               SCHEDULE III


                              COMMERCIAL CREDIT COMPANY
                                (Parent Company Only)
                    Condensed Financial Information of Registrant
                               (In millions of dollars)
                            Condensed Statement of Income


       Year Ended December 31,                 1993       1992    1991
       -----------------------------------------------------------------
       Income
       Equity in income of old Travelers      $ 38.0  $   -     $   -
       Gain on sales of stock of subsidiary
         and affiliate                           -       12.0       -
       Other income                            383.2    423.5     451.5
       -----------------------------------------------------------------
         Total                                 421.2    435.5     451.5
       -----------------------------------------------------------------
       Expenses
       Interest                                364.2    368.9     427.8
       Other                                    22.2     13.0      11.7
       -----------------------------------------------------------------
          Total                                386.4    381.9     439.5
       -----------------------------------------------------------------
       Pre-tax income                           34.8     53.6      12.0
       Income tax benefit (expense)             (3.3)   (18.5)      0.2
       -----------------------------------------------------------------
       Net income before equity in net income
         of subsidiaries                        31.5     35.1      12.2
       Equity in net income of subsidiaries    260.3    246.1     191.0
       Cumulative effect of changes in
         accounting principles (including
         $5.8 and $18.1, respectively,
         applicable to subsidiaries)            (5.8)   (18.1)       -
       -----------------------------------------------------------------
       Net income                             $286.0   $263.1    $203.2
       ================================================================


       The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                               SCHEDULE III

                              COMMERCIAL CREDIT COMPANY
                                (Parent Company Only)
                    Condensed Financial Information of Registrant
                  (In millions of dollars except per share amounts)
                      Condensed Statement of Financial Position

     December 31,                                           1993          1992
     --------------------------------------------------------------------------
     Assets
     Equity securities                                  $   178.4    $      -
     Investment in old Travelers                              -           150.0
     Investment in mortgage loans                           194.4         178.8
     Notes and accounts receivable from subsidiaries-
       eliminated in consolidation                        6,035.6       5,304.7
     Investment in subsidiaries at cost plus equity in net
       earnings-eliminated in consolidation                 832.0         954.6
     Investment in redeemable preferred stock of the Parent 100.0         200.0
     Other                                                  128.1         118.4
      --------------------------------------------------------------------------
       Total assets                                      $7,468.5      $6,906.5
     ==========================================================================
     Liabilities
     Short-term borrowings                               $2,206.1      $2,486.5
     Long-term debt                                       3,969.8       3,241.9
     Accrued expenses and other liabilities                 181.9         142.8
     --------------------------------------------------------------------------
       Total liabilities                                  6,357.8       5,871.2
     --------------------------------------------------------------------------
     Stockholder's equity
     Common stock ($.01 par value; authorized shares:
       1,000; share issued: 1)                                -             -
     Additional paid-in capital                              94.7         105.9
     Retained earnings                                    1,002.6         926.6
     Other                                                   13.4           2.8
     --------------------------------------------------------------------------
       Total stockholder's equity                         1,110.7       1,035.3
     --------------------------------------------------------------------------
     Total liabilities and stockholder's equity          $7,468.5      $6,906.5
     ==========================================================================


     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                    SCHEDULE III
                              COMMERCIAL CREDIT COMPANY
                                (Parent Company Only)
                      Condensed Financial Information of Registrant
                               (In millions of dollars)
                            Condensed Statement of Cash Flows

           Year ended December 31,                                                                     1993     1992    1991
           -----------------------------------------------------------------------------------------------------------------
           Cash Flows From Operating Activities
           ------------------------------------
           Income from operation before income tax benefit and equity in
             earnings of subsidiaries                                                              $  34.8   $  53.6 $  12.0
           Adjustment to reconcile income from operations before income tax benefit and equity in earnings of subsidiaries to net
             cash provided by (used in) operating activities:
              Undistributed equity earnings                                                          (26.8)     (3.0)   (4.6)
              Dividends received from subsidiaries                                                   167.5     176.2   100.0
              Net advances to subsidiaries                                                          (411.5)     (1.7) (564.3)
             Other                                                                                     5.0       8.9     5.9
           ------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) continuing activities                                     (231.0)    234.0  (451.0)
           Income taxes paid                                                                         (80.6)    (94.9)  (45.0)
           ------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operating activities                                      (311.6)    139.1  (496.0)
           ------------------------------------------------------------------------------------------------------------------
           Cash Flows From Investing Activities
           ------------------------------------
           Redemption of the Parent's redeemable preferred stock                                     100.0     100.0   100.0
           Sale of stock of affiliate                                                                  -        30.7     -
           Sale (purchase) of investment                                                               3.2      (1.3)   (2.5)
           Other                                                                                     (28.6)     (0.2)    2.1
           -----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) investing activities                                        74.6     129.2    99.6
           -----------------------------------------------------------------------------------------------------------------
           Cash Flows From Financing Activities
           ------------------------------------
           Net change in short-term borrowings                                                      (280.5)    193.2  (364.5)
           Issuance of long-term debt                                                                950.0     550.0 1,205.8
           Payments and redemptions of long-term debt                                               (222.1)   (732.1) (338.9)
           Dividends paid                                                                           (210.0)   (280.0) (104.8)
           -----------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) financing activities                                       237.4    (268.9)  397.6
           -----------------------------------------------------------------------------------------------------------------
           Change in cash and cash equivalents                                                         0.4      (0.6)    1.2
           Cash and cash equivalents at beginning of period                                            1.9       2.5     1.3
           -----------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents at end of period                                              $   2.3   $   1.9 $   2.5
           =================================================================================================================
           Supplemental disclosure of cash flow information:
           -------------------------------------------------
           Cash paid during the period for interest                                                $ 345.3   $ 360.2 $ 402.4
           Value of assets exchanged for shares of old Travelers                                   $   -     $ 150.0 $   -
           =================================================================================================================

           The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                     Schedule IX

                                COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                                           Short-term Borrowings
                                          Year Ended December 31,
                                         (In millions of dollars)


            Column A              Column B         Column C                Column D             Column E         Column F
       ----------------        ---------------  -----------------   --------------------   -----------------   --------------
         Category of                                 Weighted              Maximum              Average        Weighted Average
         Aggregate Short-       Balance  at          Average         Amount Outstanding    Amount Outstanding    Interest Rate
         Term Borrowings        End of Year        Interest Rate       During the Year       During the Year    During the Year
       ----------------        ---------------  -----------------   --------------------   -----------------   --------------
       1993
       ----
       Commercial paper          $2,206.1              3.34%          $2,386.6                $2,026.8              3.18%


       1992
       ----
       Commercial paper          $2,386.6              3.55%          $2,432.3                $2,092.0              3.76%


       1991
       ----
       Amounts payable to banks
         for borrowings               -                   -           $   10.0                $    0.1              9.50%
       Commercial paper          $2,293.4              4.83%          $3,001.5                $2,564.3              6.12%



      (1) Weighted average interest rates are computed by dividing the interest during the period by the weighted average daily borrowings.


                                                                 SCHEDULE X
                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                      SUPPLEMENTARY INCOME STATEMENT INFORMATION
                               (In millions of dollars)



                         Column A                        Column B
          ------------------------------          ----------------------
                                                     Charged to costs
                                                       and expenses

                                                  Year ended December 31,
                                                  -----------------------
                           Item                     1993    1992  1991
                           ----                     ----    ----  ----

           Taxes, other than payroll and            $22.7  $20.9  $19.1
           income taxes                             =====  =====  =====

           Advertising costs                        $26.2  $19.7  $22.0
                                                    =====  =====  =====

                                     EXHIBIT INDEX
                                     -------------

          Exhibit                                                   Filing
          Number   Description of Exhibit                           Method
          -------  ----------------------                           ------
           3.01    Restated Certificate of Incorporation of
                   Commercial Credit Company (the "Company"), included in Certificate of Merger of CCC
                   Merger Company into the Company;
                   Certificate of Ownership and Merger merging
                   CCCH Acquisition Corporation into the
                   Company; and Certificate of Ownership and Merger merging RDI Service Corporation into the Company, incorporated by reference to
                   Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended
                   December 31, 1992 (File No. 1-6594).

           3.02 By-laws of the Company, as amended May 14, 1990, incorporated by reference to Exhibit
                   3.02.2 to the Company's Annual Report on
                   Form 10-K for the fiscal year ended
                   December 31, 1990 (File No. 1-6594).
           4.01.1 Indenture, dated as of December 1, 1986 (the "Indenture"), between the Company and Citibank, N.A., relating to the Company's debt securities, incorporated by reference to Exhibit 4.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 1-6594).

           4.01.2 First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K dated June 13, 1990 (File No. 1-6594).

                        The total amount of securities
                        authorized pursuant to any other
                        instrument defining rights of
                        holders of long-term debt of the
                        Company does not exceed 10% of
                        the total assets of the Company
                        and its consolidated
                        subsidiaries.  The Company will
                        furnish copies of any such
                        instrument to the Commission upon
                        request.

          Exhibit                                                   Filing
          Number   Description of Exhibit                           Method
          -------  ----------------------                           ------
           10.01   $1,500,000,000 Three Year Credit Agreement       Electronic
                   dated as of February 24, 1994 among the
                   Company, the Banks party thereto and Morgan
                   Guaranty Trust Company of New York, as
                   Agent.

           12.01   Computation of Ratio of Earnings to Fixed        Electronic
                   Charges.

           21.01   Pursuant to General Instruction J of Form
                   10-K, the list of subsidiaries of the
                   Company is omitted.

           23.01   Consent of KPMG Peat Marwick, Independent        Electronic
                   Certified Public Accountants.

           99.01   The second paragraph of page 2 of the            Electronic
                   Company's Current Report on Form 8-K dated
                   July 28, 1992 (File No. 1-6594).


               Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.