Form 10-Q
period 1994-03-31
COMMERCIAL CREDIT CO
filed 1994-05-13
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

    X             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1994

                                         OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to _______


                            Commission file number 1-6594

                              COMMERCIAL CREDIT COMPANY
               (Exact name of registrant as specified in its charter)

                       Delaware                      52-0883351
           (State or other jurisdiction of
           incorporation or organization)            (I.R.S. Employer

                                                     Identification No.)

                     300 St. Paul Place, Baltimore, Maryland 21202
                  (Address of principal executive offices) (Zip Code)

                                   (410) 332-3000
                 (Registrant's telephone number, including area code)


          Indicate by check mark whether  the registrant (1) has filed  all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.     Yes   x      No
                                                     -----       -----

          The  registrant is  an indirect  wholly owned  subsidiary of  The
          Travelers  Inc.   As   of  the  date  hereof, one  share  of  the
          registrant's Common Stock, $.01 par value, was outstanding.

                              REDUCED DISCLOSURE FORMAT

          THE   REGISTRANT  MEETS  THE  CONDITIONS  SET  FORTH  IN  GENERAL
          INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                      Commercial Credit Company and Subsidiaries

                                  TABLE OF CONTENTS
                                  -----------------

                            Part I - Financial Information


          Item 1. Financial Statements:                                 Page No.
                                                                        --------

    Condensed Consolidated Statement of Income (Unaudited) -
      Three Months Ended March 31, 1994 and 1993                           3

    Condensed Consolidated Statement of Financial Position -
      March 31, 1994 (Unaudited) and December 31, 1993                     4

    Condensed Consolidated Statement of Cash Flows  (Unaudited) -

      Three Months Ended March 31, 1994 and 1993                           5

    Notes   to  Condensed  Consolidated  Financial  Statements  -
(Unaudited)                                                                6


Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  8



                   Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K                                   11

Exhibit Index                                                              12

Signatures                                                                 13

                      Commercial Credit Company and Subsidiaries
                Condensed Consolidated Statement of Income (Unaudited)
                               (In millions of dollars)



     Three months ended March 31,                                  1994  1993
     -------------------------------------------------------------------------
     Revenues
     Finance related interest and other charges              $245.6    $232.1
     Insurance premiums                                        90.4      83.2
     Net investment income                                     17.5      19.0
     Equity in income of old Travelers                          -        10.0
     Other income                                              30.8      45.4
     -------------------------------------------------------------------------
       Total revenues                                         384.3     389.7
     -------------------------------------------------------------------------
     Expenses
     Interest                                                  93.2      87.8
     Policyholder benefits and claims                          55.7      51.6
     Insurance underwriting, acquisition and operating         23.9      22.8
     Non-insurance compensation and benefits                   46.2      41.4
     Provision for credit losses                               38.8      34.9
     Other operating                                           39.3      37.3
     ------------------------------------------------------------------------
        Total expenses                                        297.1     275.8
     ------------------------------------------------------------------------
     Income before income taxes, minority interest and
       cumulative effect of changes in accounting principles   87.2     113.9
     Provision for income taxes                                30.9      38.6
     ------------------------------------------------------------------------
     Income before minority interest and cumulative
       effect of changes in accounting principles              56.3      75.3
     Minority interest, net of income taxes                    (3.7)     (8.2)
     Cumulative effect of changes in accounting principles,
       net of income taxes                                      -.       (5.8)
     ------------------------------------------------------------------------
     Net income                                            $   52.6   $  61.3
     ========================================================================
     See Notes to Condensed Consolidated Financial Statements.


                                      Commercial Credit Company and Subsidiaries
                                Condensed Consolidated Statement of Financial Position
                                  (In millions of dollars, except per share amounts)
                                                                                March 31, 1994       December 31,1993
- - ---------------------------------------------------------------------------------------------------------------------
Assets                                                                                (Unaudited)
Cash and cash equivalents                                                               $   16.2             $25.6
Investments:
   Fixed maturities:
     Available for sale (1994, cost - $818.3; 1993, market - $784.1)                  798.2             752.5
     Held to maturity (market $19.3 and $35.0)                                              18.6              33.7
   Equity securities (1994, cost - $284.7; 1993, market - $368.5)                          288.2             300.0
   Mortgage loans                                                                          211.0             205.1
   Short-term and other                                                                    140.6             246.7
- - ------------------------------------------------------------------------------------------------------------------
  Total investments                                                                      1,456.6           1,538.0
- - ------------------------------------------------------------------------------------------------------------------
Consumer finance receivables                                                             6,482.4           6,383.1
Allowance for losses                                                                      (170.4)           (167.5)
- - ------------------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                                       6,312.0           6,215.6
Other receivables                                                                          557.1             560.9
Deferred policy acquisition costs                                                           28.1              26.7
Cost of acquired businesses in excess of net assets                                        104.9             105.8
Other assets                                                                               407.4             421.1
- - ------------------------------------------------------------------------------------------------------------------
Total assets                                                                            $8,882.3          $8,893.7
==================================================================================================================
Liabilities
Certificates of deposit                                                                $    62.9          $   56.7
Short-term borrowings                                                                    2,482.8           2,206.1
Long-term debt                                                                           3,726.0           3,969.8
- - ------------------------------------------------------------------------------------------------------------------
  Total debt                                                                             6,271.7           6,232.6
Insurance policy and claims reserves                                                       904.6             894.7
Accounts payable and other liabilities                                                     613.3             655.7
- - ------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                      7,789.6           7,783.0
- - ------------------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)                     -                 -
Additional paid-in-capital                                                                 142.3              94.7
Retained earnings                                                                          950.3           1,002.6
Other                                                                                        0.1              13.4
- - ------------------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                             1,092.7           1,110.7
- - ------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                              $8,882.3          $8,893.7
==================================================================================================================
See Notes to Condensed Consolidated Financial Statements


                                Commercial Credit Company and Subsidiaries
                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                      (In millions of dollars)

   Three months ended March 31,                                                             1994           1993
   -------------------------------------------------------------------------------------------------------------
   Cash Flows From Operating Activities
   Income before income taxes, minority interest and cumulative effect of
     changes in accounting principle                                                     $  87.2          $ 113.9
   Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principle to net cash provided by
     (used in) operating activities:
       Amortization of deferred policy acquisition costs and value of insurance in force    12.8             13.7
       Additions to deferred policy acquisition costs                                      (14.2)           (13.9)
       Provision for credit losses                                                          38.8             34.9
       Undistributed equity earnings of affiliates                                            --             (6.4)
       Changes in:
         Insurance policy and claims reserves                                                9.9              1.8
         Other assets and liabilities                                                       61.0             65.4
         Other, net                                                                        (88.4)           (30.2)
   ---------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operations                                               107.1            179.2
   Income taxes paid                                                                        (8.6)            (8.8)
   ---------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) operating activities                                    98.5             170.4
   ---------------------------------------------------------------------------------------------------------------
   Cash Flows From Investing Activities
   Net change in credit card receivables                                                     9.1              19.8
   Loans originated or purchased                                                          (684.0)           (541.0)
   Loans repaid or sold                                                                    523.6             485.4
   Purchases of investments                                                               (299.7)           (346.8)
   Proceeds from sales of investments                                                      238.9             274.7
   Proceeds from maturities of investments                                                 123.7              67.7
   Other, net                                                                               (8.6)             (6.4)
   ---------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities                                   (97.0)            (46.6)
   ---------------------------------------------------------------------------------------------------------------
   Cash Flows From Financing Activities
   Dividends paid                                                                          (50.0)            (40.0)
   Issuance of long-term debt                                                                 --             200.0
   Payments of long-term debt                                                             (243.8)            (22.1)
   Net change in short-term borrowings                                                     276.7            (266.7)
   Net change in savings accounts, certificates and deposits                                 6.2
   ---------------------------------------------------------------------------------------------------------------
     Net cash provided by (used in) financing activities                                   (10.9)           (128.8)
   ---------------------------------------------------------------------------------------------------------------
   Change in cash and cash equivalents                                                      (9.4)             (5.0)
   Cash and cash equivalents at beginning of period                                         25.6              22.0
   ---------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                           $   16.2             $17.0
   ================================================================================================================
   Supplemental disclosure of cash flow information:
   Cash paid during the period for interest                                              $  89.1             $ 72.7
   =================================================================================================================
   See Notes to Condensed Consolidated Financial Statements


                    Commercial Credit Company and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                               (In millions of dollars)


          1. Basis of Presentation
             ---------------------

            Commercial Credit Company (the Company) is a wholly owned subsidiary of CCC Holdings, Inc. which is a wholly owned subsidiary of The Travelers Inc. (the Parent). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

            The accompanying condensed consolidated financial statements as of March 31, 1994 and for the three month period ended March 31, 1994 and 1993 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

            Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

            FAS 115. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity have been classified as "held to maturity" and have been reported at amortized cost. Securities that are not classified as "held to maturity" have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to stockholder's equity. Initial adoption of this standard resulted in a net increase of $80.8 (net of taxes) to net unrealized gains on investment securities in stockholder's equity.


          2. Consumer Finance Receivables
             ----------------------------

            Consumer finance receivables, net of unearned finance charges of $617.9 and $613.0 at March 31, 1994 and December 31, 1993,
            respectively, consisted of the following:

                                March 31, 1994    December 31, 1993
                                --------------    -----------------

Real estate-secured loans            $2,757.8         $2,705.8
Personal loans                        2,563.3          2,495.2
Credit cards                            684.6            697.1
Sales finance and other                 439.1            443.7
                                     --------         --------
Consumer finance receivables          6,444.8          6,341.8
Accrued interest receivable              37.6             41.3
Allowance for credit losses            (170.4)          (167.5)
                                       ------           ------
Net consumer finance receivables     $6,312.0         $6,215.6
                                      =======          =======

         Notes to Condensed Consolidated Financial Statements (continued)

          3.   Debt
               ----

               The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At March 31, 1994 and December 31, 1993, short-term borrowings consisted of commercial paper totaling $2,482.8 and $2,206.1, respectively. The Company may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent and the Company have agreements with certain banks totaling $800 whereby the Parent, with the consent of the Company, may assign certain amounts (swing facilities) to the Company for specific periods of time. At March 31, 1994, $550 of the swing facility was allocated to the Company.

               At March 31, 1994, the Company had committed and available revolving credit facilities of $2,670, of which $250 expires in 1994, $920 expires in 1995 and $1,500 expires in 1997.

               Long-term   debt,   including  its  current portion, totaled
               $3,726.0  and  $3,969.8  at  March 31, 1994 and December 31,
               1993, respectively.


          4.   Related Party Transactions
               --------------------------

               On December 31, 1993, the Parent acquired the approximately 73% it did not already own of The Travelers Corporation (old Travelers), by means of a merger of old Travelers into the Parent. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for 7.2 million shares of common stock of the Parent at a ratio of 0.80423 of a share of the Parent common stock for each share of old Travelers common stock. At December 31, 1993, the investment was reflected at a carrying amount of $211.3. On March 31, 1994, 6.3 million of the Company's shares of the Parent's common stock were exchanged for 2,342 shares of Convertible Adjustable Rate Series Y Preferred Stock of the Parent, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by the Parent at certain times. The preferred stock had a value equal to the market value of the common
               shares   at  the   time  the   exchange  was  agreed   upon.
               Subsequently   550   shares   of   preferred   stock   were
               distributed to the Parent as a dividend. The balance of common shares, which are held by an insurance subsidiary, will be exchanged upon receipt of regulatory approval.

               The Company  recorded  $0.7 and  $1.4 for  the three  months ended March 31, 1994 and 1993, respectively, of dividend income on its investment in the Parent's Cumulative Redeemable Preferred Stock, Series Z. The Company's investment in such stock was $100.0 at March 31, 1994 and $200.0 at March 31, 1993.

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

Item 2.  MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                       and RESULTS of OPERATIONS

Consolidated Results of Operations
                                              Three Months Ended March 31,
                                             ----------------------------
                                                   1994     1993
(in millions, except per share amounts)
Revenues                                         $384.3   $389.7
                                                 ======   ======
Income before cumulative effect of changes
 in accounting principles                         $52.6    $67.1
                                                  =====    =====
 Net income                                       $52.6    $61.3
                                                  =====    =====


          Results of Operations
          Commercial Credit Company's earnings for the quarter ended March 31, 1994 include reported after-tax net investment portfolio gains of $1.0 million, compared to $6.8 million of after-tax net investment portfolio gains in the prior year period. Also included in earnings for 1993 is an after-tax charge of $3.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $2.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."

          Excluding these items and the after-tax equity in earnings of old Travelers of $7.5 million in 1993, earnings for the three months ended March 31, 1994 decreased slightly by $1.2 million, or 2%, over the 1993 period, reflecting primarily lower earnings from Insurance Services offset by improved performance at Consumer Finance Services.

          The following discussion presents in more detail each segment's performance.

            Segment Results for the Three Months Ended March 31, 1994 and 1993
            ------------------------------------------------------------------

Consumer Finance Services

                                          Three Months Ended March 31,
                             -----------------------------------------------
($ in millions)                          1994                        1993
- - ----------------------------------------------------------------------------
                             Revenues    Net income   Revenues    Net income
- - ----------------------------------------------------------------------------
Consumer Finance Services     $299.3       $51.2       $284.1        $48.0
============================================================================

          The 6% increase in Consumer Finance net income in the first quarter of 1994 over the same period last year reflects a continued growth in receivables outstanding to $6.445 billion. During the first three months of 1994, 31 new branch offices were added, bringing the total to 799 at March 31, 1994. About 40 more offices are planned to be opened by year-end 1994.

          Charge-offs remained at  low levels for the 1994  period -- 2.26%
          versus 2.61% in the prior year   quarter  --  while  the  60+ day
          delinquencies hit a record low of 2.00% versus 2.36%.

          The average yield on the portfolio declined to 15.22% from 15.91%, although net margins rose to 8.51%. This reflects a shift in product mix toward more variable rate loans and lower funding costs.



                                                                As of, and for, the
                                                             Three Months Ended March 31,
                                                          -------------------------------
                                                               1994                 1993
                                                          -------------------------------

          Allowance for losses as % of
            consumer finance receivables                       2.64%                2.87%

          Charge-off rate                                      2.26%                2.61%
          60 + days past due on a contractual
            basis as % of gross consumer
            finance receivables at quarter end                 2.00%                2.36%



Insurance Services

                                                         Three Months Ended March 31,
                                                    -----------------------------------------------
   (In millions)                                    1994                              1993
- - ---------------------------------------------------------------------------------------------------


                                           Revenues     Net income          Revenues     Net income
- - ---------------------------------------------------------------------------------------------------

Gulf property and casualty*                  $74.4         $ 7.4              $84.8         $16.4

   Minority interest - Gulf                     -           (3.7)               -            (8.2)
   Other                                       0.6           0.6                1.4          (0.3)

- - ---------------------------------------------------------------------------------------------------
   Total Insurance Services                   $75.0        $ 4.3              $86.2         $ 7.9
===================================================================================================


          * Net income includes $9.0 of reported investment portfolio gains in 1993.

          Operating earnings for the 1994 period for Gulf remained about even with the prior year period, and continued to reflect emphasis on the higher margin specialty businesses, particularly financial services. Gulf's combined ratio was 97.2% for the quarter ended March 31, 1994 versus 96.4% in the quarter last year.

Corporate and Other


                                                     Three Months Ended March 31,
                                       ---------------------------------------------------------
(In millions)                                  1994                            1993
- - ------------------------------------------------------------------------------------------------

                                       Revenues       Net income       Revenues       Net income
- - ------------------------------------------------------------------------------------------------
Corporate and other                                      $(2.9)                          $ 3.7

Equity in income of Travelers                                -                             7.5
- - ------------------------------------------------------------------------------------------------
Total Corporate and Other                 $10.0          $(2.9)          $19.4           $11.2
================================================================================================

          The decline in Corporate and Other net income for 1994 is primarily attributable to higher net interest costs in the 1994 period.

          Liquidity and Capital Resources

          The Company issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of March 31, 1994, the Company had unused credit availability of $2.670 billion. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

          The Company maintains public debt shelf registrations and as of May 13, 1994 had $850 million available for debt offerings.

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

                             PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K.

               (a)   Exhibits:

                   See Exhibit Index.

               (b)   Reports on Form 8-K:


               The Company did not file any Current Reports on Form 8-K during the quarter ended March 31, 1994.

                                                              EXHIBIT INDEX


Exhibit                                                                                         Filing
Number       Description of Exhibit                                                             Method
- - ------       ----------------------                                                             ------
4.01.1      Indenture, dated as of December 1, 1986 (the "Indenture"), between the
            Company and Citibank, N.A., relating to the Company's debt securities, incorporated by reference to Exhibit 4.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988 (File No. 1-
            6594).


4.01.2      First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to Exhibit 1 to the Company's Current Report on
            Form 8-K dated June 13, 1990 (File No. 1-6594).

               The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.


10.01       $1,500,000,000 Three Year Credit Agreement dated as of February 24, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust
            Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1993 (File No. 1-6594)

12.01       Computation of Ratio of Earnings to Fixed Charges.                                 Electronic


                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Commercial Credit Company






          Date:  May 13, 1994             By   /s/ William R. Hofmann
                                             -----------------------------
                                                   William R. Hofmann
                                                     Vice President
                                              (Principal Financial Officer)