Form 10-Q
period 1994-06-30
COMMERCIAL CREDIT CO
filed 1994-08-12
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                  FORM 10-Q

  X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1994

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

                                      Part I - Financial Information


 Item 1. Financial Statements:                                                            Page No.
                                                                                          --------

        Condensed Consolidated Statement of Income (Unaudited) -
          Three and Six Months Ended June 30, 1994 and 1993                                   3

        Condensed Consolidated Statement of Financial Position -
          June 30, 1994 (Unaudited) and December 31, 1993                                     4

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 1994 and 1993                                             5

        Notes to Condensed Consolidated Financial Statements - (Unaudited)                    6

 Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                                 8



                                        Part II - Other Information

 Item 6. Exhibits and Reports on Form 8-K                                                    12

 Exhibit Index                                                                               13

 Signatures                                                                                  14




                                           Commercial Credit Company and Subsidiaries
                                     Condensed Consolidated Statement of Income (Unaudited)
                                                    (In millions of dollars)

                                                                Three months ended              Six months ended
                                                                     June 30,                       June 30,
                                                               --------------------            ------------------

                                                               1994           1993             1994         1993
                                                               ----           ----             ----         ----
    Revenues
    Finance related interest and other charges                 $252.6         $235.2          $498.2        $467.3
    Insurance premiums                                           94.8           85.9           185.2         169.1
    Net investment income                                        19.0           17.3            36.5          36.3
    Equity in income of old Travelers                             -              7.6             -            17.6
    Other income                                                 26.1           32.8            56.9          78.2
    --------------------------------------------------------------------------------------------------------------
      Total revenues                                            392.5          378.8           776.8         768.5
    --------------------------------------------------------------------------------------------------------------
    Expenses
    Interest                                                     97.1           89.6           190.3         177.4
    Policyholder benefits and claims                             58.8           53.9           114.5         105.5
    Insurance underwriting, acquisition and operating            24.4           22.1            48.3          44.9
    Non-insurance compensation and benefits                      45.0           41.6            91.2          83.0
    Provision for credit losses                                  38.2           32.2            77.0          67.1
    Other operating                                              37.2           38.8            76.5          76.1
    --------------------------------------------------------------------------------------------------------------
       Total expenses                                           300.7          278.2           597.8         554.0
    --------------------------------------------------------------------------------------------------------------
    Income before income taxes, minority interest and
      cumulative effect of changes
      in accounting principles                                   91.8          100.6           179.0         214.5
    Provision for income taxes                                   31.8           33.9            62.7          72.5
    --------------------------------------------------------------------------------------------------------------
    Income before minority interest and cumulative
      effect of changes in accounting principles                 60.0           66.7           116.3         142.0
    Minority interest, net of income taxes                       (3.8)          (4.0)           (7.5)        (12.2)
    Cumulative effect of changes
      in accounting principles,
      net of income taxes                                         -.             -.              -            (5.8)
    --------------------------------------------------------------------------------------------------------------
    Net income                                                 $ 56.2         $ 62.7          $108.8        $124.0
    ==============================================================================================================
    See Notes to Condensed Consolidated Financial Statements.




                                          Commercial Credit Company and Subsidiaries
                                    Condensed Consolidated Statement of Financial Position
                                      (In millions of dollars, except per share amounts)

                                                                                     June 30, 1994        December 31,1993
    ----------------------------------------------------------------------------------------------------------------------
    Assets                                                                            (Unaudited)
    Cash and cash equivalents                                                           $   19.1                   $25.6
    Investments:
       Fixed maturities:
         Available for sale (1994, cost - $836.7; 1993, market - $784.1)                   795.1                   752.5
         Held to maturity (market $14.3 and $35.0)                                          13.6                    33.7
       Equity securities (1994, cost - $286.3; 1993, market - $368.5)                      287.5                   300.0
       Mortgage loans                                                                      215.2                   205.1
       Short-term and other                                                                123.8                   246.7
    ---------------------------------------------------------------------------------------------------------------------
      Total investments                                                                  1,435.2                 1,538.0
    ---------------------------------------------------------------------------------------------------------------------
    Consumer finance receivables                                                         6,652.3                 6,383.1
    Allowance for losses                                                                  (174.8)                 (167.5)
    ---------------------------------------------------------------------------------------------------------------------
      Net consumer finance receivables                                                   6,477.5                 6,215.6
    Other receivables                                                                      560.9                   560.9
    Deferred policy acquisition costs                                                       36.0                    26.7
    Cost of acquired businesses in excess of net assets                                    104.0                   105.8
    Other assets                                                                           306.5                   421.1
    ---------------------------------------------------------------------------------------------------------------------
    Total assets                                                                        $8,939.2                $8,893.7
    =====================================================================================================================
    Liabilities
    Certificates of deposit                                                            $    70.3                $   56.7
    Short-term borrowings                                                                2,574.3                 2,206.1
    Long-term debt                                                                       3,726.0                 3,969.8
    ---------------------------------------------------------------------------------------------------------------------
      Total debt                                                                         6,370.6                 6,232.6
    Insurance policy and claims reserves                                                   944.6                   894.7
    Accounts payable and other liabilities                                                 522.7                   655.7
    ---------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  7,837.9                 7,783.0
    ---------------------------------------------------------------------------------------------------------------------
    Stockholder's equity
    Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)                 -                       -
    Additional paid-in-capital                                                             153.2                    94.7
    Retained earnings                                                                      966.4                 1,002.6
    Unrealized gain (loss) on investments                                                  (18.2)                   14.0
    Cumulative translation adjustments                                                       (.1)                    (.6)
    ---------------------------------------------------------------------------------------------------------------------
      Total stockholder's equity                                                         1,101.3                 1,110.7
    ---------------------------------------------------------------------------------------------------------------------
    Total liabilities and stockholder's equity                                          $8,939.2                $8,893.7
    =====================================================================================================================
    See Notes to Condensed Consolidated Financial Statements




                                           Commercial Credit Company and Subsidiaries
                                   Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                    (In millions of dollars)



       Six months ended June 30,                                                                   1994            1993
       ------------------------------------------------------------------------------------------------------------------
       Cash Flows From Operating Activities
       Income before income taxes, minority interest and cumulative effect of
         changes in accounting principle                                                        $  179.0        $  214.5
       Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principle to net cash provided by (used in) operating activities:
           Amortization of deferred policy acquisition costs and value of insurance in force        27.2            27.8
           Additions to deferred policy acquisition costs                                          (36.4)          (28.7)
           Provision for credit losses                                                              77.1            67.1
           Undistributed equity earnings of affiliates                                              (0.5)          (10.7)
           Changes in:
             Insurance policy and claims reserves                                                   49.9            36.2
             Repurchase and resale agreements, net                                                (114.0)            -
             Other, net                                                                             32.3           (12.8)
       ------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operations                                                   214.6           293.4
       Income taxes paid                                                                           (76.6)          (68.6)
       ------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) operating activities                                       138.0           224.8
       ------------------------------------------------------------------------------------------------------------------
       Cash Flows From Investing Activities
       Net change in credit card receivables                                                        (7.1)          (12.6)
       Loans originated or purchased                                                            (1,429.5)       (1,196.1)
       Loans repaid or sold                                                                       1071.1         1,013.6
       Purchases of investments                                                                   (412.9)         (415.6)
       Proceeds from sales/maturities of investments                                               478.4           415.8
       Redemption of Parent Company Series Z preferred stock                                       100.0           100.0
       Other, net                                                                                    7.5            (5.5)
       ------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) investing activities                                      (192.5)         (100.4)
       ------------------------------------------------------------------------------------------------------------------
       Cash Flows From Financing Activities
       Dividends paid                                                                              (90.0)          (80.0)
       Issuance of long-term debt                                                                    -             550.0
       Payments of long-term debt                                                                 (243.8)          (22.1)
       Net change in short-term borrowings                                                         368.2          (587.7)
       Net change in certificates of deposit                                                        13.6            10.6
       ------------------------------------------------------------------------------------------------------------------
         Net cash provided by (used in) financing activities                                        48.0          (129.2)
       ------------------------------------------------------------------------------------------------------------------
       Change in cash and cash equivalents                                                          (6.5)           (4.8)
       Cash and cash equivalents at beginning of period                                             25.6            22.0
       ------------------------------------------------------------------------------------------------------------------
       Cash and cash equivalents at end of period                                               $   19.1         $  17.2
       ==================================================================================================================
       Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                                 $  196.1         $ 168.3
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

         The accompanying condensed consolidated financial statements as of June 30, 1994 and for the three and six month periods ended June 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         Certain financial information that is normally included in financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

         FAS 115. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS
         115), "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity have been classified as "held to maturity" and have been reported at amortized cost. Investment securities that are not classified as "held to maturity" have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to stockholder's equity. Initial adoption of this standard resulted in a net increase of $80.8 (net of taxes) to net unrealized gains on investment securities in stockholder's equity.


      2. Consumer Finance Receivables
         ----------------------------

         Consumer finance receivables, net of unearned finance charges of $637.9 and $613.0 at June 30, 1994 and December 31, 1993,
         respectively, consisted of the following:

                                        June 30, 1994     December 31, 1993
                                        -------------     -----------------


           Real estate-secured loans      $2,798.3         $2,705.8
           Personal loans                  2,687.0          2,495.2
           Credit cards                      697.2            697.1
           Sales finance and other           431.7            443.7
                                          --------         --------
           Consumer finance receivables    6,614.2          6,341.8
           Accrued interest receivable        38.1             41.3
           Allowance for credit losses      (174.8)          (167.5)
                                            ------           ------
           Net consumer finance receivables
                                          $6,477.5         $6,215.6
                                           =======          =======

           Notes  to  Condensed Consolidated  Financial  Statements
           (continued)

      3.   Debt
           ----

           The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At June 30, 1994 and December 31, 1993, short-term borrowings consisted of commercial paper totaling $2,574.3 and $2,206.1, respectively. The Company may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent and the Company have agreements with certain banks totaling $800 whereby the Parent, with the consent of the Company, may assign certain amounts (swing facilities) to the Company for specific periods of time. At June 30, 1994, $300 of the swing facility was allocated to the Company.

           At June 30, 1994, the Company had committed and available revolving credit facilities of $2,835, of which $175 expires in 1994, $1,160 expires in 1995 and $1,500 expires in 1997.

           In August 1994 the Parent, CCC and The Travelers Insurance Company (TIC) obtained commitments from a syndicate of banks to provide $1,500 of revolving credit, to be allocated to any of the Parent, CCC or TIC ($1,200 to mature in 1999 and the balance in 1995). The participation of TIC in this agreement is limited to $300. The revolving credit facility is expected to close in the third quarter of 1994, at which time the Parent will terminate the $800 swing facility and $100 of lines available to CCC.


      4.   Related Party Transactions
           --------------------------

           On December 31, 1993, the Parent acquired the approximately 73% it did not already own of The Travelers Corporation (old Travelers), by means of a merger of old Travelers into the Parent. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for 7.2 million shares of common stock of the Parent at a ratio of 0.80423 of a share of the Parent common stock for each share of old Travelers common stock. At December 31, 1993, the investment was reflected at a carrying amount of $211.3. During 1994, all of the Company's shares of the Parent's common stock were exchanged for 2,655 shares of Convertible Adjustable Rate Series Y Preferred Stock of the Parent, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by the Parent at certain times. The preferred stock had a value equal to the market value of the common shares at the time the exchange was agreed upon. Subsequently 550 shares of preferred stock were distributed to the Parent as a dividend. At June 30, 1994 this investment is reflected at a carrying amount of $210.5.

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


  Item 2.                MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                                          and RESULTS of OPERATIONS

  Consolidated Results of Operations

                                                    Three months ended           Six months ended
                                                         June 30,                    June 30,
                                                    ---------------------       ------------------
    (In millions, except per share amounts)              1994       1993             1994     1993
    ----------------------------------------------------------------------------------------------
    Revenues                                           $392.5     $378.8           $776.8   $768.5
                                                        =====      =====            =====    =====
    Income before cumulative effect of
      changes in accounting principles                  $56.2      $62.7           $108.8   $129.8
                                                         ====       ====            =====    =====
    Net income                                          $56.2      $62.7           $108.8   $124.0
                                                         ====       ====            =====    =====

      Results of Operations

      Commercial Credit's earnings for the six months ended June 30, 1994 include approximately $3.0 million of dividend income from the equity securities of The Travelers Inc. (Parent) that were exchanged for the Company's investment in The Travelers Corporation (old Travelers). Earnings for the six months ended June 30, 1993 include reported after-tax net investment portfolio gains of $4.5 million and $13.3 million of equity in the income of old Travelers (comprised of $11 million of operating earnings and $2.3 million of realized portfolio gains). Also included in earnings for the six months ended June 30, 1993 is an after-tax charge of $3.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $2.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions."

      Excluding these items, earnings for the six months ended June 30, 1994 decreased by $6.2 million from the 1993 period, reflecting primarily higher net interest costs in the Corporate segment, offset in part by higher earnings in the Consumer Finance and Insurance segments.

      The following discussion presents in more detail each segment's performance.

                    Segment Results for the Three Months Ended June 30, 1994 and 1993
                    -----------------------------------------------------------------


  Consumer Finance Services

                                                        Three Months Ended June 30,
                                           ----------------------------------------------------
            (In millions)                            1994                        1993
            -----------------------------------------------------------------------------------
                                           Revenues     Net income     Revenues      Net income
            -----------------------------------------------------------------------------------

            Consumer Finance Services         $302.5          $54.6       $288.1          $51.0
            ===================================================================================

      The 7% increase in Consumer Finance net income in the second quarter of 1994 over the same period last year reflects continued growth in receivables outstanding to $6.614 billion (before allowance for losses and accrued interest receivable) at the end of the period. This represents a 3% increase over March 31, 1994 and was marked particularly by growth in personal loans. During the second quarter of 1994, a net addition of 28 offices brought the total to 827 at June 30, 1994. The Company does not currently anticipate a significant change in number of branch offices during the remainder of the year.

      Charge-offs remained at low levels for the 1994 period -- 2.07% versus 2.34% in the prior year quarter -- while the 60+ day delinquencies hit a low of 1.88% versus 2.19%. The average yield on the portfolio declined to 15.28% from 15.92%, although net margins rose to 8.62%. The former primarily reflects a shift in product mix toward more variable rate loans, which have lower yields, with higher margins reflecting lower funding costs.


                                                                   As of, and for, the
                                                               Three Months Ended June 30,
                                                               ---------------------------
                                                                  1994                1993
                                                               ---------------------------
            Allowance for losses as % of
              consumer finance receivables                       2.64%                2.78%

            Charge-off rate                                      2.07%                2.34%

            60 + days past due on a contractual
              basis as % of gross consumer
              finance receivables at quarter end                 1.88%                2.19%

  Insurance Services

                                                            Three Months Ended June 30,
                                             ---------------------------------------------------------
     (In millions)                                    1994                              1993
     -------------------------------------------------------------------------------------------------
                                             Revenues     Net income          Revenues     Net income
     -------------------------------------------------------------------------------------------------
   Gulf property and casualty                 $78.0          $ 7.7             $73.4            $8.0

     Minority interest - Gulf                     -           (3.8)              -              (4.0)

     Other                                       .5             .5               1.4             (.1)
     -------------------------------------------------------------------------------------------------
     Total Insurance Services                 $78.5          $ 4.4             $74.8           $ 3.9
     =================================================================================================

      Operating earnings for the 1994 period for Gulf remained about even with the prior year period, and continue to reflect emphasis on the higher margin specialty businesses, particularly financial services. Gulf's combined ratio was 99.3% for the quarter ended June 30, 1994 versus 94.3% in the quarter last year.


  Corporate and Other

                                                          Three Months Ended June 30,
                                             ---------------------------------------------------------
     (In millions)                                    1994                            1993
     -------------------------------------------------------------------------------------------------
                                            Revenues       Net income       Revenues       Net income
     -------------------------------------------------------------------------------------------------
     Corporate and other                                        $(2.8)                           $ 2.0

     Equity in income of Travelers                                -                                5.8
     -------------------------------------------------------------------------------------------------
     Total Corporate and Other                  $11.5           $(2.8)           $15.9            $7.8
     -------------------------------------------------------------------------------------------------


      The decline in Corporate and Other net income for 1994 is primarily attributable to higher net interest costs in the 1994 period.


       Segment Results for the Six Months Ended June 30, 1994 and 1993
       ---------------------------------------------------------------

      The overall operating trends for the six months ended June 30, 1994 and 1993 were substantially the same as those of the second quarter periods except as noted below.


  Consumer Finance Services

                                                         Six Months Ended June 30,
                                             ---------------------------------------------------------
            (In millions)                            1994                        1993
     -------------------------------------------------------------------------------------------------
                                           Revenues     Net income     Revenues      Net income
     -------------------------------------------------------------------------------------------------

            Consumer Finance Services         $601.8         $105.8       $572.2          $99.0
     =================================================================================================

      Charge-offs remained at low levels for the 1994 period -- 2.16% versus 2.48% in the prior year period. The average yield on the portfolio declined to 15.25% from 15.91%, although net margins rose to 8.57%. This reflects a shift in product mix toward more variable rate loans and lower funding costs.



  Insurance Services
                                                             Six Months Ended June 30,
                                             ---------------------------------------------------------
     (In millions)                                    1994                              1993
     -------------------------------------------------------------------------------------------------
                                             Revenues     Net income          Revenues     Net income
     -------------------------------------------------------------------------------------------------
     Gulf property and casualty*               $152.4         $ 15.1            $158.2           $24.5

     Minority interest - Gulf                     -             (7.5)              -             (12.2)
     Other                                        1.1            1.1               2.8             (.5)
     -------------------------------------------------------------------------------------------------
     Total Insurance Services                  $153.5          $ 8.7            $161.0          $ 11.8
     =================================================================================================

  *  Net income includes $9.0 of reported investment portfolio gains in 1993.

      Operating earnings for the 1994 period for Gulf remained about even with the prior year period, and continue to reflect emphasis on the higher margin specialty businesses, particularly financial services. Gulf's combined ratio was 98.3% for the six months ended June 30, 1994 versus 95.3% in the comparable period last year.



  Corporate and Other

                                                           Six Months Ended June 30,
                                             ---------------------------------------------------------
     (In millions)                                    1994                            1993
     -------------------------------------------------------------------------------------------------
                                            Revenues       Net income       Revenues       Net income
     -------------------------------------------------------------------------------------------------
     Corporate and other                                        $(5.7)                           $ 5.7

     Equity in income of Travelers                                -                               13.3
     -------------------------------------------------------------------------------------------------
     Total Corporate and Other                  $21.5           $(5.7)           $35.3           $19.0
     =================================================================================================

      The decline in Corporate and Other net income for 1994 is primarily attributable to higher net interest costs in the 1994 period.


      Liquidity and Capital Resources

      The Company issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of June 30, 1994, the Company had unused credit availability of $2.835 billion. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

      The Parent and the Company have agreements with certain banks totaling $800 million whereby the Parent, with the consent of the Company, may assign certain amounts (swing facilities) to the Company for specific periods of time. At June 30, 1994, $300 million of the swing facility was allocated to the Company.

      In August 1994 the Parent, CCC and The Travelers Insurance Company (TIC) obtained commitments from a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, CCC or TIC ($1.2 billion to mature in 1999 and the balance in 1995). The participation of TIC in this agreement is limited to $300 million. The revolving credit facility is expected to close in the third quarter of 1994, at which time the Parent will terminate the $800 million swing facility and $100 million of lines available to CCC.

      During July 1994 the Company issued $200 million of 7 7/8% Notes due July 15, 2004. As of August 10, 1994, the Company had $650 million available for debt offerings under its shelf registration statement.

      The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1994, the Company would have been able to remit $152 million to the Parent under its most restrictive covenants or regulatory requirements.

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

                         PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K.

           (a)   Exhibits:

                   See Exhibit Index.

           (b)   Reports on Form 8-K:


               No reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1994; however, on July 19, 1994, the Company filed a Current Report on Form 8-K, dated July 13, 1994, reporting under Item 5 thereof the results of its operations for the three months and six months ended June 30, 1994, and certain other selected financial data and updated information with respect to certain legal proceedings, and filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 7/8% Notes due July 15, 2004.

                                EXHIBIT INDEX



       Exhibit                                                      Filing
       Number        Description of Exhibit                         Method
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


       10.01 $1,500,000,000 Three Year Credit Agreement dated as of February 24, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993 (File No. 1-6594)

       12.01   Computation of Ratio of Earnings to Fixed           Electronic
               Charges.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          Commercial Credit Company






      Date:  August 12, 1994          By   /s/ William R. Hofmann
                                         ------------------------------
                                               William R. Hofmann
                                                 Vice President
                                          (Principal Financial Officer)






      Date:  August 12, 1994          By   /s/ Irwin Ettinger
                                         ------------------------------
                                               Irwin Ettinger
                                           Senior Vice President
                                         (Chief Accounting Officer)