Form 10-Q
period 1994-09-30
COMMERCIAL CREDIT CO
filed 1994-11-14
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549

                                      FORM 10-Q

      X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1994

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

                                                     Part I - Financial Information


                Item 1. Financial Statements:                                                            Page No.
                                                                                                         --------

                       Condensed Consolidated Statement of Income (Unaudited) -
                         Three and Nine Months Ended September 30, 1994 and 1993                             3

                       Condensed Consolidated Statement of Financial Position -
                         September 30, 1994 (Unaudited) and December 31, 1993                                4

                       Condensed Consolidated Statement of Cash Flows (Unaudited) -
                         Nine Months Ended September 30, 1994 and 1993                                       5

                       Notes to Condensed Consolidated Financial Statements - (Unaudited)                    6

                Item 2. Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                                 8



                                                       Part II - Other Information

                Item 6. Exhibits and Reports on Form 8-K                                                    12

                Exhibit Index                                                                               13

                Signatures                                                                                  14

                                               Commercial Credit Company and Subsidiaries
                                         Condensed Consolidated Statement of Income (Unaudited)
                                                        (In millions of dollars)

                                                                    Three months ended              Nine months ended
                                                                      September 30,                   September 30,
                                                                -------------------------        -----------------------

                                                                   1994           1993             1994         1993
                                                                   ----           ----             ----         ----
        Revenues
        Finance related interest and other charges                 $262.4         $239.4          $760.6        $706.7
        Insurance premiums                                           98.8           85.3           284.0         254.4
        Net investment income                                        18.9           16.6            55.4          52.9
        Equity in income of old Travelers                             -             12.0             -            29.6
        Other income                                                 25.0           70.5            81.9         148.7
        ----------------------------------------------------------------------------------------------------------------
          Total revenues                                            405.1          423.8         1,181.9       1,192.3
        ----------------------------------------------------------------------------------------------------------------
        Expenses
        Interest                                                    103.1           92.6           293.4         270.0
        Policyholder benefits and claims                             59.8           54.6           174.3         160.1
        Insurance underwriting, acquisition and operating            28.4           21.2            76.7          66.1
        Non-insurance compensation and benefits                      45.9           40.2           137.1         123.2
        Provision for credit losses                                  35.3           27.8           112.3          94.9
        Other operating                                              37.8           35.9           114.3         112.0
        ----------------------------------------------------------------------------------------------------------------
           Total expenses                                           310.3          272.3           908.1         826.3
        ----------------------------------------------------------------------------------------------------------------
        Income before income taxes, minority interest and
          cumulative effect of changes
          in accounting principles                                   94.8          151.5           273.8         366.0
        Provision for income taxes                                   33.1           53.6            95.8         126.1
        ----------------------------------------------------------------------------------------------------------------
        Income before minority interest and cumulative
          effect of changes in accounting principles                 61.7           97.9           178.0         239.9
        Minority interest, net of income taxes                       (3.9)          (6.7)          (11.4)        (18.9)
        Cumulative effect of changes
          in accounting principles,
          net of income taxes                                         -.             -.              -            (5.8)
        ----------------------------------------------------------------------------------------------------------------
        Net income                                                 $ 57.8         $ 91.2          $166.6        $215.2
        ================================================================================================================
        See Notes to Condensed Consolidated Financial Statements.

                                              Commercial Credit Company and Subsidiaries
                                        Condensed Consolidated Statement of Financial Position
                                          (In millions of dollars, except per share amounts)

                                                                                      September 30, 1994      December 31,1993
        -----------------------------------------------------------------------------------------------------------------------
        Assets                                                                            (Unaudited)
        Cash and cash equivalents                                                           $   11.3                   $25.6
        Investments:
           Fixed maturities:
             Available for sale (1994, cost - $924.8; 1993, market - $784.1)                   870.4                   752.5
             Held to maturity (market $12.8 and $35.0)                                          12.2                    33.7
           Equity securities (1994, cost - $290.8; 1993, market - $368.5)                      292.1                   300.0
           Mortgage loans                                                                      219.8                   205.1
           Short-term and other                                                                118.3                   246.7
        ---------------------------------------------------------------------------------------------------------------------
          Total investments                                                                  1,512.8                 1,538.0
        ---------------------------------------------------------------------------------------------------------------------
        Consumer finance receivables                                                         6,792.8                 6,383.1
        Allowance for losses                                                                  (178.1)                 (167.5)
        ---------------------------------------------------------------------------------------------------------------------
          Net consumer finance receivables                                                   6,614.7                 6,215.6
        Other receivables                                                                      556.8                   560.9
        Deferred policy acquisition costs                                                       44.2                    26.7
        Cost of acquired businesses in excess of net assets                                    103.1                   105.8
        Other assets                                                                           318.6                   421.1
        ---------------------------------------------------------------------------------------------------------------------
        Total assets                                                                        $9,161.5                $8,893.7
        =====================================================================================================================
        Liabilities
        Certificates of deposit                                                            $    74.0                $   56.7
        Short-term borrowings                                                                2,491.3                 2,206.1
        Long-term debt                                                                       3,926.1                 3,969.8
        ---------------------------------------------------------------------------------------------------------------------
          Total debt                                                                         6,491.4                 6,232.6
        Insurance policy and claims reserves                                                   993.3                   894.7
        Accounts payable and other liabilities                                                 568.7                   655.7
        ---------------------------------------------------------------------------------------------------------------------
          Total liabilities                                                                  8,053.4                 7,783.0
        ---------------------------------------------------------------------------------------------------------------------
        Stockholder's equity
        Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)                 -                       -
        Additional paid-in-capital                                                             153.2                    94.7
        Retained earnings                                                                      979.2                 1,002.6
        Unrealized gain (loss) on investments                                                  (24.2)                   14.0
        Cumulative translation adjustments                                                       (.1)                    (.6)
        ---------------------------------------------------------------------------------------------------------------------
          Total stockholder's equity                                                         1,108.1                 1,110.7
        ---------------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholder's equity                                          $9,161.5                $8,893.7
        =====================================================================================================================
        See Notes to Condensed Consolidated Financial Statements

                                               Commercial Credit Company and Subsidiaries
                                       Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                        (In millions of dollars)



           Nine months ended September 30,                                                             1994            1993
        -----------------------------------------------------------------------------------------------------------------------
           Cash Flows From Operating Activities
           Income before income taxes, minority interest and cumulative effect of
             changes in accounting principle                                                         $ 273.8        $  366.0
           Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principle to net cash provided by (used in) operating activities:
               Amortization of deferred policy acquisition costs and value of insurance in force        41.6            40.7
               Additions to deferred policy acquisition costs                                          (59.1)          (41.2)
               Provision for credit losses                                                             112.3            94.9
               Undistributed equity earnings of affiliates                                              (1.6)          (19.9)
               Changes in:
                 Insurance policy and claims reserves                                                   98.6            62.8
                 Other, net                                                                            (20.8)           33.2
        -----------------------------------------------------------------------------------------------------------------------
           Net cash provided by (used in) operations                                                   444.8           536.5
           Income taxes paid                                                                          (112.0)          (93.6)
        -----------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) operating activities                                       332.8           442.9
        -----------------------------------------------------------------------------------------------------------------------
           Cash Flows From Investing Activities
           Net change in credit card receivables                                                         -             (61.5)
           Loans originated or purchased                                                            (2,137.1)       (1,936.4)
           Loans repaid or sold                                                                      1,588.1         1,598.1
           Purchases of investments                                                                   (565.0)         (988.4)
           Proceeds from sales/maturities of investments                                               548.3           854.7
           Redemption of Parent Company Series Z preferred stock                                       100.0           100.0
           Other, net                                                                                   (5.2)          (41.8)
        -----------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) investing activities                                      (470.9)         (475.3)
        -----------------------------------------------------------------------------------------------------------------------
           Cash Flows From Financing Activities
           Dividends paid                                                                             (135.0)         (120.0)
           Issuance of long-term debt                                                                  200.0           950.0
           Payments of long-term debt                                                                 (243.7)         (122.0)
           Net change in short-term borrowings                                                         285.2          (702.8)
           Net change in certificates of deposit                                                        17.3            22.9
        -----------------------------------------------------------------------------------------------------------------------
             Net cash provided by (used in) financing activities                                       123.8            28.1
           Change in cash and cash equivalents                                                         (14.3)           (4.3)
           Cash and cash equivalents at beginning of period                                             25.6            22.0
        -----------------------------------------------------------------------------------------------------------------------
           Cash and cash equivalents at end of period                                               $   11.3         $  17.7
        =======================================================================================================================
           Supplemental disclosure of cash flow information:
           Cash paid during the period for interest                                                 $  285.3         $ 240.7
        =======================================================================================================================
           See Notes to Condensed Consolidated Financial Statements

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

             The accompanying condensed consolidated financial statements as of September 30, 1994 and for the three and nine month periods ended September 30, 1994 and 1993 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

             Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

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


          2. Consumer Finance Receivables
             ----------------------------

             Consumer finance receivables, net of unearned finance charges of $653.6 and $613.0 at September 30, 1994 and December 31, 1993, respectively, consisted of the following:

                                          September 30, 1994  December 31, 1993
                                          ------------------  -----------------
               Real estate-secured loans      $2,841.0         $2,705.8
               Personal loans                  2,795.4          2,495.2
               Credit cards                      686.6            697.1
               Sales finance and other           432.6            443.7
                                              --------         --------
               Consumer finance receivables    6,755.6          6,341.8
               Accrued interest receivable        37.2             41.3
               Allowance for credit losses      (178.1)          (167.5)
                                                ------           ------
               Net consumer finance
                receivables                   $6,614.7         $6,215.6
                                               =======          =======

               Notes to Condensed Consolidated Financial Statements (continued)


          3.   Debt
               ----

               The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At September 30, 1994 and December 31, 1993, short-term borrowings consisted of commercial paper totaling $2,491.3 and $2,206.1, respectively. The Company may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facilities through commitment fees. During the third quarter of 1994 the Parent, the Company and The Travelers Insurance Company (TIC) entered into an agreement with a syndicate of banks to provide $1,500 of revolving credit, to be allocated to any of the Parent, the Company or TIC. The participation of TIC in this agreement is limited to $300. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 and a 5-year revolving credit facility in the amount of $1,200. At September 30, 1994, $650 was allocated to the Company and $200 was allocated to TIC.

               At September 30, 1994, the Company had committed and available revolving credit facilities of $3,010, of which $990 expires in 1995, $1,500 expires in 1997 and $520 expires in 1999.

          4.   Related Party Transactions
               --------------------------

               On December 31, 1993, the Parent acquired the approximately 73% it did not already own of The Travelers Corporation (old Travelers), by means of a merger of old Travelers into the Parent. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for 7.2 million shares of common stock of the Parent at a ratio of 0.80423 of a share of the Parent common stock for each share of old Travelers common stock. At December 31, 1993, the investment was reflected at a carrying amount of $211.3. During 1994, all of the Company's shares of the Parent's common stock were exchanged for 2,655 shares of Convertible Adjustable Rate Series Y Preferred Stock of the Parent, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by the Parent at certain times. The preferred stock had a value equal to the market value of the common shares at the time the exchange was agreed upon. Subsequently 550 shares of preferred stock were distributed to the Parent as a dividend. At September 30, 1994, this investment is reflected at a carrying amount of $210.5.

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

          Item 2.
             MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                              and RESULTS of OPERATIONS

          Consolidated Results of Operations

                                                               Three Months Ended             Nine Months Ended
                                                                  September 30,                 September 30,
                                                               --------------------------------------------------
                 (in millions, except per share amounts)           1994        1993              1994        1993
                 ------------------------------------------------------------------------------------------------
                 Revenues                                         $405.1    $423.8          $1,181.9     $1,192.3
                                                                   =====     =====           =======      =======
                 Income before cumulative effect of
                   changes in accounting principles                $57.8     $91.2            $166.6       $221.0
                                                                    ====      ====             =====        =====
                 Net income                                        $57.8     $91.2            $166.6       $215.2
                                                                    ====      ====             =====        =====

          Results of Operations

          Commercial Credit Company's (the Company) earnings for the nine months ended September 30, 1994 include approximately $5.2 million of dividend income from the equity securities of The Travelers Inc. (Parent) that were exchanged for the Company's investment in The Travelers Corporation (old Travelers). Earnings for the nine months ended September 30, 1993 include $21.8 million of equity in the income of old Travelers and reported after-tax net investment portfolio gains of $7.6 million at Gulf Insurance Company (Gulf) and $22.7 million in the Consumer Finance Segment. Also included in earnings for the nine months ended September 30, 1993, is an after-tax charge of $3.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $2.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." Excluding these items, earnings for the nine months ended September 30, 1994 decreased by $7.5 million from the 1993 period, reflecting primarily higher net interest costs in the Corporate segment, offset in part by higher earnings in the Consumer Finance and Insurance segments.

          The following discussion presents in more detail each segment's performance.

          Segment Results for the Three Months Ended September 30, 1994 and
          -----------------------------------------------------------------
          1993
          ----


          Consumer Finance Services

                                                                                 Three Months Ended September 30,
                                                            ------------------------------------------------------
                 ($ in millions)                                       1994                        1993
                 -------------------------------------------------------------------------------------------------
                                                              Revenues     Net income      Revenues    Net income
                 -------------------------------------------------------------------------------------------------
                         Consumer Finance Services*         $312.5          $59.1        $321.2          $76.7
                 =================================================================================================

          * Net income for 1993 includes $22.7 of reported investment portfolio gains.

          The increase in Consumer Finance net income in the third quarter of 1994 over the same period last year (excluding investment portfolio gains) reflects continued growth in receivables outstanding to $6.756 billion (before allowance for losses and accrued interest receivable) at the end of the period. This represents a 12% increase over September 30, 1993 and was marked particularly by growth in personal loans.

          Charge-offs remained at low levels for the 1994 period -- 1.91% versus 2.25% in the prior year quarter -- while the 60+ day delinquencies remained at historically low levels of 1.90% versus 2.21%. The average yield on the portfolio declined to 15.49% from 15.91%, although net margins rose to 8.86%. The former primarily reflects a shift in product mix toward more variable rate loans, which have lower yields, with higher margins reflecting lower funding costs.

                                                                                 As of, and for, the
                                                                           Three Months Ended September 30,
                                                                         -----------------------------------
                                                                                1994                1993
                                                                         -----------------------------------
                                                                                1994                1993
                          Allowance for losses as % of
                            consumer finance receivables                       2.64%                2.64%

                          Charge-off rate                                      1.91%                2.25%

                          60 + days past due on a contractual
                            basis as % of gross consumer
                            finance receivables at quarter end                 1.90%                2.21%

                Insurance Services

                                                                         Three Months Ended September 30,
                                                             ---------------------------------------------------------

                 (In millions)                                         1994                             1993
                 -----------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                 -----------------------------------------------------------------------------------------------------

                   Gulf property and casualty*                $79.5          $ 7.7             $81.6           $13.3

                   Minority interest - Gulf                     -             (3.9)              -              (6.7)

                   Other                                         .6             .6               1.4            (0.2)
                 -----------------------------------------------------------------------------------------------------
                   Total Insurance Services                   $80.1          $ 4.4             $83.0           $ 6.4
                 =====================================================================================================

          * Net income for 1993 includes $6.2 million of reported investment portfolio gains.

          Operating earnings for the 1994 period for Gulf increased 8% over the prior year period, and continue to reflect emphasis on the higher margin specialty businesses, particularly financial services. Gulf's combined ratio was 98.4% for the quarter ended September 30, 1994 versus 94.9% in the third quarter of last year.

          Corporate and Other

                                                                         Three Months Ended September 30,
                                                             ---------------------------------------------------------

                 (In millions)                                         1994                             1993
                 -----------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                 -----------------------------------------------------------------------------------------------------

                   Corporate and other                                        $(5.7)                           $(0.4)
                   Equity in income of Travelers                                -                                8.5
                 -----------------------------------------------------------------------------------------------------
                   Total Corporate and Other                  $12.5           $(5.7)           $19.6            $8.1
                 =====================================================================================================

          The decline in Corporate and Other net income for 1994 is primarily attributable to increases in other interest costs to the extent borne at the corporate level.


           Segment Results for the Nine Months Ended September 30, 1994 and 1993
           ---------------------------------------------------------------------

          The overall operating trends for the nine months ended September 30, 1994 and 1993 were substantially the same as those of the third quarter periods except as noted below.


          Consumer Finance Services

                                                                          Nine Months Ended September 30,
                                                             ---------------------------------------------------------
                 ($ In millions)                                       1994                             1993
                 -----------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                 -----------------------------------------------------------------------------------------------------
                                                                                      C>
                         Consumer Finance Services*         $914.3         $164.9        $893.4         $175.7
                 =====================================================================================================

          * Net income for 1993 includes $22.7 of reported investment portfolio gains.

          Charge-offs remained at low levels for the first nine months of 1994 period -- 2.08% versus 2.40% in the prior year period. The average yield on the portfolio declined to 15.33% from 15.91%, although net margins rose to 8.67%. This reflects a shift in product mix toward more variable rate loans and lower funding costs.

          Insurance Services

                                                                          Nine Months Ended September 30,
                                                             ---------------------------------------------------------
                 (In millions)                                         1994                             1993
                 -----------------------------------------------------------------------------------------------------
                                                             Revenues     Net income          Revenues     Net income
                 -----------------------------------------------------------------------------------------------------
                   Gulf property and casualty*               $231.9         $ 22.8            $239.8           $37.7
                   Minority interest - Gulf                     -            (11.4)              -             (18.9)

                   Other                                        1.7            1.7               4.2            (0.6)
                 -----------------------------------------------------------------------------------------------------
                   Total Insurance Services                  $233.6         $ 13.1            $244.0          $ 18.2
                 =====================================================================================================

          * Net income for 1993 includes $15.2 of reported investment portfolio gains.

          Operating earnings for the 1994 period for Gulf remained about even with the prior year period, and continue to reflect emphasis on the higher margin specialty businesses, particularly financial services. Gulf's combined ratio was 98.3% for the nine months ended September 30, 1994 versus 95.2% in the comparable period last year.

          Corporate and Other

                                                                                  Nine Months Ended September 30,
                                                            ------------------------------------------------------
                 (In millions)                                         1994                        1993
                 -------------------------------------------------------------------------------------------------
                                                              Revenues     Net income      Revenues    Net income
                 -------------------------------------------------------------------------------------------------
                   Corporate and other                                       $(11.4)                           $ 5.3
                   Equity in income of Travelers                                -                               21.8
                 -----------------------------------------------------------------------------------------------------
                   Total Corporate and Other                  $34.0          $(11.4)           $54.9           $27.1
                 =====================================================================================================

          The decline in Corporate and Other net income for 1994 is primarily attributable to increases in other interest costs to the extent borne at the corporate level.

          Liquidity and Capital Resources

          The Company issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of September 30, 1994, the Company had unused credit availability of $3.01 billion. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

          During the third quarter of 1994 the Parent, the Company and The Travelers Insurance Company (TIC) entered into an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The participation of TIC in this agreement is limited to $300 million. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 million and a 5-year revolving credit facility in the amount of $1.2 billion. At September 30, 1994, $650 million was allocated to the Company and $200 million was allocated to TIC.

          During 1994, the Company completed the following debt offerings and, as of November 11, 1994, had $350 million available for debt offerings under its shelf registration statement:

               -  7 7/8% Notes due July 15, 2004          $200 million
               -  8 1/4% Notes due November 1, 2001       $300 million

          The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1994, the Company would have been able to remit $150 million to the Parent under its most restrictive covenants or regulatory requirements.

          Accounting Standards Not Yet Adopted

          FAS 114 and FAS 118
          Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," describe how impaired loans should be measured when determining the amount of a loan loss accrual. These Statements also amend existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The ultimate impact, if any, of implementing these Statements will depend on market conditions and the composition of the Company's loan portfolio at the date of implementation and thus the Company has not yet determined the impact, if any, these Statements will have on its financial statements. The Statements have an effective date of January 1, 1995.

                             PART II.  OTHER INFORMATION


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

               No other Current Reports on Form 8-K were filed during the quarter ended September 30, 1994; however, on October 31, 1994, the Company filed a Current Report on Form 8-K, dated October 31, 1994, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September
          30, 1994, and certain other selected financial data, and on November 8, 1994, the Company filed a Current Report on Form 8-K dated November 3, 1994, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 8 1/4% Notes due November 1, 2001.

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

       27.01   Financial Data Schedule                             Electronic

                                      SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              Commercial Credit Company






          Date:  November 14, 1994         By   /s/ William R. Hofmann
                                               -----------------------------
                                                      William R. Hofmann
                                                       Vice President
                                                (Principal Financial Officer)






          Date:  November 14, 1994         By         /s/ Irwin Ettinger
                                               -----------------------------
                                                      Irwin Ettinger
                                                   Senior Vice President
                                                 (Chief Accounting Officer)

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

       27.01   Financial Data Schedule                             Electronic