Form 10-K405
COMMERCIAL CREDIT CO
filed 1995-03-31
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549
                           ------------------------------

                                     FORM 10-K
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended December 31, 1994

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in
   Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

   Because the registrant is an indirect wholly owned subsidiary of The Travelers Inc., none of the registrant's outstanding voting stock is held by nonaffiliates of the registrant. As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was issued and outstanding.

                         COMMERCIAL CREDIT COMPANY

                         Annual Report on Form 10-K

                  For Fiscal Year Ended December 31, 1994
                       ______________________________

                             TABLE OF CONTENTS
Form 10-K
Item Number                                                            Page
-----------                                                            ----


      Part I
      ------

1.    Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1
2.    Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . .   9
3.    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . .   9
4.    Omitted Pursuant to General Instruction J


      Part II
      -------

5.    Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . .  10
6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . .  11
7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . .  11
8.    Financial Statements and Supplementary Data . . . . . . . . . . .  17
9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . . . . . . . . .  17


      Part III
      --------

10-13.    Omitted Pursuant to General Instruction J


      Part IV
      -------

14.   Exhibits, Financial Statement Schedules, and Reports
        on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . .  18
      Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . .  20
      Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . .  22
      Index to Consolidated Financial Statements and Schedules  . . . . F-1

                                   PART I
                                   ------


Item 1.  BUSINESS.

                                THE COMPANY

         Commercial Credit Company (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in consumer finance services. The Company's predecessor was founded in 1912. The Company is a wholly owned subsidiary of The Travelers Inc. ("Travelers"), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services (through the Company); (iii) Life Insurance Services; and (iv) Property & Casualty Insurance Services. The periodic reports of Travelers provide additional business and financial information concerning that company and its consolidated subsidiaries.

         On December 30, 1994, the Company sold its 50% interest in Commercial Insurance Resources, Inc. ("CIRI"), the parent of Gulf Insurance Company ("Gulf"), to an affiliate, The Travelers Indemnity Company ("Travelers Indemnity"), for $150 million. Travelers Indemnity had acquired the other 50% of CIRI in 1992, in connection with Travelers' acquisition of approximately 27% of the common stock of The Travelers Corporation ("old Travelers"). At that time, the Company acquired 8,947,367 shares of old Travelers common stock. See Note 2 of Notes to Consolidated Financial Statements. The Company's Consolidated Financial Statements include the results of operations of Gulf for all periods presented, and Travelers Indemnity's interest in Gulf in 1993 and 1994 is shown as minority interest. Gulf's businesses are not described in this
Item 1; however, certain information regarding those businesses is included in the Annual Report on Form 10-K of Travelers.

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

Consumer Finance

         As of December 31, 1994, the Company maintained 828 loan offices in 42 states, and it plans to open approximately 50 additional loan offices in 1995. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide. Total consumer finance receivables of this segment at December 31, 1994, 1993 and 1992 were approximately $6.9 billion, $6.3 billion, and $5.8 billion, respectively. For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 5 of Notes to Consolidated Financial Statements.

         Loans to consumers by the Consumer Finance Services unit include secured and unsecured personal loans, both fixed and variable rate real estate-secured loans and loans to finance consumer goods purchases. Credit card loans are discussed below. The Company's loan offices are located throughout the United States. They are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for the Company's consumer loans consists of households with an annual income of $20,000 to $50,000. The number of loan customers (excluding credit card customers) was approximately 1,250,000 at December 31, 1994, as compared to approximately 1,142,000 at December 31, 1993 and approximately 1,058,000 at December 31, 1992. A loan program of the Company solicits applications for loans through the sales force of the Primerica Financial Services group of companies, which are subsidiaries of Travelers. At December 31, 1994, the total loans outstanding generated from this program was approximately $1.1 billion, as compared to approximately $765 million at December 31, 1993 and approximately $487 million at December 31, 1992.

         The average amount of cash advanced per personal loan made was approximately $4,200 in 1994 and $3,800 in each of 1993 and 1992. The average amount of cash advanced per real estate-secured loan made was approximately $28,400 in 1994, approximately $28,800 in 1993 and approximately $26,000 in 1992. The average annual yield for loans in 1994 was 15.41%, as compared to 15.83% in 1993 and 16.31% in 1992. The average annual yield for personal loans in 1994 was 20.20%, as compared to 20.11% in 1993 and 19.99% in 1992, and for real estate-secured loans it was 12.20% in 1994, as compared to 13.14% in 1993 and 14.05% in 1992. The average yield for real estate-secured loans has been affected by the introduction in 1993 of a variable rate product and by decreases generally in prevailing market interest rates. The Company's average net interest margin for loans was 8.76% in 1994, 8.44% in 1993 and 8.66% in 1992.

         In the late 1980's, both delinquencies and charge-offs had increased, reflecting the recessionary economic environment. The Company took steps to combat this trend, by tightening the credit criteria used for making new loans and placing a greater emphasis on collection policies and practices. As a result of these measures and recent economic trends, delinquency rates generally have improved from 1992 through 1994. See "Delinquent Receivables and Loss Experience," below.

     Delinquent Receivables and Loss Experience

         Due to the nature of the finance business, some customer delinquency and loss is unavoidable. The management of the consumer finance business attempts to control customer delinquency through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and appropriate collection activity. An account is considered delinquent for financial reporting purposes when a payment is more than 60 days past due, based on the original or extended terms of the contract. The delinquency and loss experience on real estate-secured loans is generally more favorable than on personal loans.

         The table on the following page shows the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

    Ratio of Receivables Delinquent 60 Days or More to Gross Receivables Outstanding (1)

                             Real
                             Estate-
                    Personal Secured Credit   Sales   Total
                    Loans    Loans   Cards    Finance Consumer
                    -----    -----   ------   ------- --------
As of December 31,
------------------
   1994             2.40%   1.48%    1.05%   1.79%    1.88%
   1993             2.62%   2.15%    1.03%   1.54%    2.21%
   1992             3.02%   2.31%    1.87%   1.48%    2.55%
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

      Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                             Real
                             Estate-
                    Personal Secured Credit   Sales   Total
                    Loans    Loans   Cards    Finance Consumer
                    -----    -----   ------   ------- --------
 Year Ending
 December 31,
 ------------
   1994             3.50%    0.82%   1.83%    2.03%   2.08%
   1993             4.08%    0.84%   2.56%    1.78%   2.36%
   1992             5.09%    0.74%   4.01%    2.05%   2.84%

         The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables.

       Ratio of Allowance For Losses to Consumer Finance Receivables

                         As of December 31,
                         ------------------
                            1994 2.64%
                            1993 2.64%
                            1992 2.91%

Credit-Related Insurance

         American Health and Life Insurance Company ("AHL"), a subsidiary of the Company, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time. Credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL include accidental death and dismemberment, auto single interest, and involuntary unemployment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period.

         The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:

                Consumer Finance Insurance Premiums Written
                               (in millions)

                                         Year Ended December 31,
                                         -----------------------
                                           1994   1993    1992
                                           ----   ----    ----
Premiums written by AHL and
 its affiliates(1)
  Writings for consumer finance:
   Credit life  . . . . . . . . .        $ 43.3  $ 36.4  $ 36.0
   Credit disability and other  .          69.3    49.2  $ 46.7
                                         ------  ------  ------
     Total  . . . . . . . . . . .        $112.6  $ 85.6  $ 82.7
                                         ======  ======  ======
Premiums written by other
 insurance companies(2)
   Credit property and other  . .        $ 52.8  $ 38.7  $ 31.0
                                         ======  ======  ======
_________________________
(1)  Premiums are written by AHL and other subsidiaries of Travelers.
(2) Premiums are written by nonaffiliated insurers for consumer finance customers.

         The increase in 1994 written premiums is primarily the result of the increase in receivables and expanded availability of certain products in additional states.

         See Note 7 of Notes to Consolidated Financial Statement for information regarding reinsurance activities.

Investments

         The investment holdings of the insurance companies at December
31, 1994 were composed primarily of fixed income securities. At December 31, 1994, approximately 97% in total dollar amount of the fixed income securities portfolios of the Company's insurance subsidiaries had investment grade ratings. The remaining investments are principally issues of utilities and private placement securities that are not subject to investment rating. State insurance laws prescribe the types, quality and diversity of permissible investments for insurance companies. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the investment portfolios.

Credit Card Services

         The Travelers Bank, a subsidiary of the Company, is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). The Travelers Bank USA, another state-chartered bank subsidiary of the Company, was formed in September 1989. The Travelers Bank USA is not subject to certain regulatory restrictions relating to growth and cross-marketing activities to which The Travelers Bank is subject. See "Regulation" below. These banks generally limit their activities to credit card operations.

         The following table sets forth aggregate information regarding credit cards issued by The Travelers Bank and The Travelers Bank USA:

                 Credit Cardholders and Total Outstandings
                   (outstandings in millions of dollars)

                          As of and for the year ended December 31,
                          -----------------------------------------
                                 1994       1993      1992
                                 ----       ----      ----
    Approximate total
     credit cardholders         621,000    534,000  423,000
    Approximate gold
     credit cardholders         519,000    478,000   371,000
    Total outstandings          $712.5    $697.1    $538.2
    Average annual yield         11.88%    11.66%    12.12%

         The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

         The banks offer deposit-taking services (which as to The
Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1994, deposits of unaffiliated entities were $73.5 million, as compared to $56.7 million at December 31, 1993 and $22.4 million at December 31, 1992. The increase in deposits in 1993 supported a balance transfer promotion conducted by The Travelers Bank during 1993.

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

Regulation

         Most consumer finance activities are subject to extensive federal and state regulation. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. The Company's banks, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. These banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, among other things, prevents the Company from acquiring or forming most types of new banks or savings and loan institutions and, with respect to The Travelers Bank, restricts cross-marketing of products by or of certain affiliates. The Company's banks are also subject to the Community Reinvestment Act, which requires a bank to provide equal credit opportunity to all persons in such bank's delineated community. The Company believes that it complies in all material respects with applicable regulations.

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

         Proposed legislation has been introduced in Congress that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

         The insurance industry generally is exempt from federal antitrust laws because of the application of the McCarran-Ferguson Act. In recent years, legislation has been introduced to modify or repeal the McCarran-Ferguson Act. The effect of any such modification or repeal cannot currently be determined.


                       CORPORATE AND OTHER OPERATIONS


         The Corporate and Other segment consists of corporate staff and treasury operations, corporate investments and certain corporate income and expenses that have not been allocated to the operating subsidiaries. During 1993, this segment also included the Company's share of equity income of old Travelers. See Notes 3 and 4 of Notes to Consolidated Financial Statements.

Investment in Travelers

         On December 31, 1993, Travelers acquired the approximately 73% it did not already own of old Travelers, by means of a merger of old Travelers into Travelers. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for 7.2 million shares of common stock of Travelers at a ratio of 0.80423 of a share of Travelers common stock for each share of old Travelers common stock. During 1994, all of the Company's shares of Travelers common stock were exchanged for 2,655 shares of Cumulative Adjustable Rate Preferred Stock, Series Y, of Travelers, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by Travelers at certain times. The preferred stock had a value equal to the market value of the common shares at the time the exchange was agreed upon. Subsequently 550 shares of preferred stock were distributed to Travelers as a dividend.


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

         At December 31, 1994, the Company had approximately 5,000 full-time employees. The Company also employs part-time employees.


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

         The following table sets forth information concerning annual weighted average interest rates on the Company's borrowed funds:

                   Annual Weighted Average Interest Rates


                                 Years ended December 31,
                                 ------------------------
                                   1994    1993    1992
                                   ----    ----    ----
    Certificates of
    deposit                        4.6%    4.4%    5.4%
    Short-term borrowings (1)      4.4%    3.2%    3.8%
    Long-term borrowings (2)       7.7%    8.0%    8.4%
    Total borrowings               6.4%    6.3%    6.6%

____________________
(1) Includes all commercial paper and short-term bank loans; does not include cost of maintaining bank credit lines.
(2) Includes current maturities of long-term debt and amortization of long-term debt expenses.

Taxation

         For a discussion of tax matters affecting the Company and its operations, see Notes 1 and 8 of Notes to Consolidated Financial Statements.

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

Item 3.  LEGAL PROCEEDINGS.

         For information concerning Gallagher, et. al. v. American Health and Life Insurance Company, et. al., a purported class action relating to annuity policies that were transferred by the defendants to an unaffiliated insurance company that is now insolvent, see the description that appears in the second paragraph of page 2 of the Company's filing on Form 8-K dated July 28, 1992, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The Company has reached a settlement, which has been tentatively approved by the court, with respect to all of these claims. The settlement will not have a material effect on the Company's financial condition, results of operations or liquidity.

         For information concerning certain purported class action lawsuits filed against the Company and certain of its subsidiaries in May and June 1994, see the description that appears in the second paragraph of page 2 of the Company's filing on Form 8-K dated

July 13, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The Lawrence case is stayed pending a decision by the Supreme Court of Alabama in a case raising similar issues regarding credit life insurance. The Erkins case was dismissed without prejudice in March 1995, and claims relating only to nonfiling insurance have been restated in an amended complaint filed in March 1995 in the Nobels action.

         Because the nature of the businesses of the Company and its subsidiaries involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and the construction and interpretation of contracts, the Company and its subsidiaries are plaintiffs and defendants in numerous legal proceedings. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Pursuant to General Instruction J of Form 10-K, the information required by Item 4 is omitted.


                                  PART II
                                  -------


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         All of the outstanding common stock of the Company is owned by CCC Holdings, Inc., which is a wholly owned subsidiary of Travelers.

Item 6.  SELECTED FINANCIAL DATA.


                                      FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                                                (In millions of dollars)


Year Ended December 31,              1994        1993         1992          1991        1990
-----------------------             -----      --------     --------      --------    --------
Total revenues                     $1,598.0   $1,580.3      $1,523.5      $1,459.1   $1,270.7

Income before cumulative
 effect of changes in
 accounting principles (1)           $221.9     $291.8        $281.2        $203.2     $165.2

Net income (1),(2)                   $221.9     $286.0        $263.1        $203.2     $165.2


December 31,
-------------
Total assets                       $8,226.8   $8,893.7      $8,039.0      $7,726.7   $7,138.4
Total debt                         $6,388.1   $6,232.6      $5,750.9      $5,835.5   $5,382.1


--------------------------------------------

(1) Included in 1993 results are $34.9 of equity in the income of The Travelers Corporation (old Travelers) and after-tax investment portfolio gains of $30.3. Included in 1992 results are after-tax gains of $7.1 from the sale of stock of subsidiaries and affiliates and $22.7 from the sale of a common stock investment in Musicland Stores Corporation.

(2) See Note 1 of Notes to Consolidated Financial Statements for information regarding changes in accounting principles in 1992 and 1993.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                           Consolidated Results of Operations
                                                                                     Year Ended December 31,
                                                                                -----------------------------------
      ($ in millions)                                                               1994         1993         1992
      -------------------------------------------------------------------------------------------------------------
      Revenues                                                                  $1,598.0     $1,580.3     $1,523.5
                                                                                 =======      =======      =======
      Income before cumulative effect of changes in accounting principles         $221.9       $291.8       $281.2
                                                                                   =====        =====        =====
      Net income                                                                  $221.9       $286.0       $263.1
                                                                                   =====        =====        =====

Results of Operations

Commercial Credit Company's (the Company) earnings for 1994, include $7.3 million of dividend income from the securities of The Travelers Inc. (Parent) that were exchanged for the Company's investment (excluding shares held by American Health and Life Insurance Company) in The Travelers Corporation (old Travelers). Earnings for 1993 include $34.9 million of equity in the income of old Travelers and reported after-tax net investment portfolio gains of $22.7 million in the Consumer Finance Segment and $7.6 million (after minority interest) at Gulf Insurance Company (Gulf). Also included in earnings for 1993, is an after-tax charge of $3.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS 112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $2.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106). "Employers' Accounting for Postretirement Benefits Other Than Pensions." Excluding these items, earnings for 1994 decreased by $12.0 million from the 1993 period, reflecting primarily higher net interest costs in the Corporate segment, offset in part by higher earnings in the Consumer Finance and Insurance segments.

Earnings for 1992 include reported investment portfolio gains of $10.3 million; a gain of $22.7 million from the sale of the common stock investment in Musicland Stores Corporation (Musicland); a gain of $11.1 million from the exchange of 50% of Commercial Insurance Resources, Inc.
(CIRI), the parent of Gulf Insurance Company (Gulf), for The Travelers Corporation (old Travelers) common stock; a net loss of $4.0 million from the divestment of securities of the Company's affiliate, Inter-Regional Financial Group, Inc. (IFG); and an after-tax charge of $18.1 million resulting from the adoption of Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes."

The most significant factors in 1993's earnings growth over 1992 were improved performance of Consumer Finance Services and the 1993 contribution to earnings from the equity investment in old Travelers. These were partially offset by the 1993 minority interest in Gulf and higher corporate expenses.

The following discussion presents in more detail each segment's performance.

Consumer Finance Services

                                                                     Year Ended December 31,
                                               --------------------------------------------------------------------
                                                       1994                   1993                    1992
                                               --------------------------------------------------------------------
                                                             Net                     Net                     Net
     ($ in millions)                           Revenues    income      Revenues    income     Revenues      income
     --------------------------------------------------------------------------------------------------------------
     Consumer Finance Services (1)             $1,236.2     $225.6     $1,190.6     $230.8    $1,154.8      $196.6
     ==============================================================================================================

(1) Net income includes $22.7 and $4.3 of reported investment portfolio gains in 1993 and 1992, respectively.

Consumer Finance earnings before reported investment portfolio gains increased 8% in 1994 over the prior year. The increase primarily reflects an 11% increase in average receivables outstanding and an improvement in net interest margins. The increase in net income and revenues in 1993 compared to 1992 reflects a 3% increase in average receivables outstanding and a significant decline in loan losses.

Receivables increased in 1994 by $543.6 million to end the year at $6.885 billion. The increase occurred across-the-board and was highlighted by a 15% increase in personal loans. Sixty branch offices were added, bringing the total to 828 at year end.

Consumer Finance borrows from the Company's corporate treasury operations which raises funds externally. For fixed rate loan products Consumer Finance is charged agreed upon rates that have generally been set within a narrow range and approximated 8% in 1992 and 1993 and 7.2% in 1994. For variable rate loan products Consumer Finance is charged rates based on prevailing short term rates. The Company's actual cost of funds may be higher or lower than rates charged to Consumer Finance, with the difference reflected in Corporate and Other.

The average yield on receivables outstanding decreased to 15.41% in 1994 from 15.83% in the prior year end and 16.31% in 1992, due to lower yields on fixed rate second mortgages and the adjustable rate real estate-secured loan product introduced at the end of 1992. Decreased cost of funds has resulted in an improvement in net interest margins to 8.76% in 1994 from 8.44% in 1993 and 8.66% in 1992.

The allowance for losses as a percentage of net receivables was 2.64% at year-end 1994 and 1993 compared to 2.91% at year-end 1992 reflecting the improved credit quality of the loan portfolio.

                                             As of, and for, the
                                            Year Ended December 31,
                                           -------------------------
                                             1994    1993    1992
                                           -------------------------
 Allowance for losses as % of net
  consumer finance
  receivables at year end                   2.64%   2.64%    2.91%

 Charge-off rate for the year               2.08%   2.36%    2.84%

 60 + days past due on a contractual
  basis as % of gross consumer finance
  receivables at year end                   1.88%   2.21%    2.55%

Subsidiaries of the Company provide credit life, health and property insurance to Consumer Finance customers. Premiums earned were $111.6 million in 1994, $84.8 million in 1993 and $86.1 million in 1992. The increase in 1994 premiums is the result of the increase in receivables and expanded availability of certain products in additional states, as well as the reinsurance by the Company in 1994 of business previously insured by non-affiliated companies.

Outlook - Consumer Finance is affected by the interest rate environment and general economic conditions. In a rising interest rate environment, net real estate loan liquidations may decline compared to the last two years, when potential customers refinanced their first mortgages instead of turning to the second mortgage market, or proceeds from the refinancing of first mortgages were used to pay off existing second mortgages. Lower loan liquidations would benefit the level of receivables outstanding. In addition, a rising interest rate environment could also reduce the downward pressure experienced during the last several years on the interest rates charged on new real estate-secured receivables, as well as credit cards, which are substantially based on the prime rate. However, significantly higher rates could result in an increase in the interest rates charged to Consumer Finance on the funds it borrows from CCC to reflect the Company's overall higher cost of funds.

Asset Quality - Consumer Finance assets totaled approximately $7.7 billion at December 31, 1994, of which $6.7 billion, or 87%, represented the net consumer finance receivables (after accrued interest and the allowance for credit losses). These receivables were predominantly residential real estate-secured loans and personal loans. Receivable quality depends on the likelihood of repayment. The Company seeks to reduce its risks by focusing on individual lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. The Company has a geographically diverse portfolio as described in Note 5 of Notes to Consolidated Financial Statements. The Company believes that its loss reserves on the consumer finance receivables are appropriate given current circumstances.

Of the remaining Consumer Finance assets, approximately $555 million were investments of insurance subsidiaries, including $463 million of fixed-income securities and $61 million of short-term investments with a weighted average quality rating of Aa2.

Insurance Services

                                                                    Year Ended December 31,
                                              ---------------------------------------------------------------------
                                                     1994                    1993                     1992
                                              ---------------------------------------------------------------------
                                                            Net                      Net                     Net
     ($ in millions)                          Revenues    income      Revenues     income     Revenues     income
     --------------------------------------------------------------------------------------------------------------
     Gulf property and casualty (1)            $314.7      $29.6        $314.5     $ 44.9       $322.2       $57.9

     Minority Interest - Gulf                     -        (14.8)          -        (22.5)         -           -

     Other                                        2.3        2.3           5.6       (0.2)         5.0        (0.5)
     --------------------------------------------------------------------------------------------------------------
     Total Insurance Services                  $317.0      $17.1        $320.1     $ 22.2       $327.2       $57.4
     ==============================================================================================================

(1) Net income includes $15.2 and $6.0 of reported investment portfolio gains in 1993 and 1992, respectively and $22.7 from the sale of Musicland common stock in 1992.

The Insurances Services segment includes the operations of Gulf and the non-affiliated insurance business of AHL. As discussed in Note 2 of Notes to Consolidated Financial Statements on December 30, 1994 the Company sold its 50% interest in Commercial Insurance Resources, Inc. (CIRI), the parent of Gulf Insurance Company (Gulf), to an affiliate, The Travelers Indemnity Company for $150 million.

Operating earnings (before reported portfolio gains) for the 1994 period for Gulf remained about even with the prior year period, and continue to reflect emphasis on the higher margin specialty businesses, which include directors' and officers', errors and omissions, fidelity bonds and contingent liability coverages, as well as coverages relating to the entertainment industry and other specialty markets. Gulf's combined ratio was 99.1% for 1994 versus 95.9% in 1993.

Earnings from Gulf in 1993 increased slightly compared to 1992, before old Travelers' 50% minority interest, reported net investment portfolio gains of $15.2 million and $6.0 million in 1993 and 1992, respectively, and a $22.7 million gain in 1992 from the sale of Musicland. Notwithstanding a $2 million after-tax provision for losses from Hurricane Andrew in the third quarter of 1992, Gulf's 1992 earnings improved over 1991, as a result of the growth of the specialty business.


Corporate and Other

                                                             Year Ended December 31,
                                 ----------------------------------------------------------------------------------
                                          1994                        1993                        1992
                                 ----------------------------------------------------------------------------------
                                                  Net                         Net                         Net
 ($ in millions)                 Revenues       income       Revenues        income       Revenues      income
 ------------------------------------------------------------------------------------------------------------------
 Corporate and Other                            $(20.8)                        $ 3.9                       $20.1

 Equity in income of old
  Travelers in 1993                                -                            34.9                         -

 Net gain on sales of stock
  of subsidiary and affiliate                      -                             -                           7.1
 ------------------------------------------------------------------------------------------------------------------
 Total Corporate and Other           $44.8      $(20.8)          $69.6         $38.8         $41.5         $27.2
 ==================================================================================================================

The decline in Corporate and Other net income in 1994 compared to 1993 is primarily attributable to increases in interest costs borne at the corporate level.

Corporate and Other in 1993 reflects lower income from miscellaneous investments, somewhat higher corporate expenses and lower net interest income reflecting an increase in the proportion of variable rate loans in the Consumer Finance receivables portfolio. These factors were partially offset by lower interest rates on debt in 1993 compared to 1992.

The 1993 equity in income of old Travelers of $34.9 million includes $3.0 million from the Company's share of old Travelers' realized portfolio gains. The 1992 net gain on sale of stock of an affiliate represents a gain of $11.1 million from the exchange of 50% of CIRI, the parent of Gulf, for old Travelers common stock and an after-tax loss of $4.0 million relating to the sale of Inter-Regional Financial Group, Inc. common stock.


Liquidity and Capital Resources

The Company issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of December 31, 1994, the Company had unused credit availability of $3.010 billion consisting of $2.280 billion under 5-year revolving credit facilities and $730 million under 364-day revolving credit facilities. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

During 1994 the Parent, the Company and The Travelers Insurance Company
(TIC) entered into an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The participation of TIC in this agreement is limited to $300 million. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 million and a 5-year revolving credit facility in the amount of $1.2 billion. At December 31, 1994, $650 million was allocated to the Company and $200 million to TIC.

During 1994 and through March 3, 1995, CCC completed the following debt offerings leaving $950 million available for debt offerings under its shelf registration statement:

     -  7 7/8% Notes due July 15, 2004            $200 million
     -  8 1/4% Notes due November 1, 2001         $300 million
     -  7 7/8% Notes due February 1, 2025         $200 million
     -  7 3/4% Notes due March 1, 2005            $200 million

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At December 31, 1994, the Company would have been able to remit $270.3 million to the Parent under its most restrictive covenants or regulatory requirements.

Recent Accounting Standards

FAS 114 and FAS 118
Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," describe how impaired loans should be measured when determining the amount of a loan loss accrual. These Statements also amend existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The adoption of these Statements effective January 1, 1995 will not have a material effect on the Company's results of operations or financial position.

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


Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

         (a)    Documents filed as a part of the report:

                (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

                (3)  Exhibits:

                     See Exhibit Index.

         (b)    Reports on Form 8-K:

             On October 31, 1994, the Company filed a Current Report on
             Form 8-K, dated October 31, 1994, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1994, and certain other selected financial data.

             On November 8, 1994, the Company filed a Current Report on
             Form 8-K, dated November 3, 1994, filing certain exhibits under Item 7 thereof relating to the sale of the Company's 8 1/4% Notes due November 1, 2001.

             On December 7, 1994, the Company filed a Current Report on Form 8-K, dated November 30, 1994, reporting under Item 5 thereof the proposed sale of the Company's interest in the parent of Gulf Insurance Company to The Travelers Indemnity Company.

             No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report; however, on January 18, 1995, the Company filed a Current
             Report on Form 8-K, dated January 17, 1995, reporting under
             Item 5 thereof the results of its operations for the three months and year ended December 31, 1994, and certain other selected financial data; on January 20, 1995, the Company filed a Current Report on Form 8-K, dated January 18, 1995, filing certain exhibits under Item 7 thereof relating to the Company's Medium-Term Note Program; on February 7, 1995, the Company filed a Current Report on Form 8-K, dated February 3, 1995, filing certain exhibits under Item 7 thereof relating to the sale of the Company's 7 7/8% Notes due February 1, 2025; on February 27, 1995, the Company filed a Current Report on Form 8-K, dated February 23, 1995, filing certain exhibits under
             Item 7 thereof relating to the sale of the Company's 7 3/4% Notes due March 1, 2005; and on March 16, 1995, the Company filed a Current Report on Form 8-K, dated March 14, 1995, filing certain exhibits under Item 7 thereof relating to the sale of the Company's 7 3/8% Notes due March 15, 2002.

                                                      EXHIBIT INDEX
                                                      -------------
 Exhibit                                                                                           Filing
 Number       Description of Exhibit                                                               Method
 ------       ----------------------                                                               ------


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

 10.01        $1,760,000,000 Five Year Credit Agreement dated as of December 16, 1994              Electronic
              among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

 12.01        Computation of Ratio of Earnings to Fixed Charges.                                   Electronic

 21.01        Pursuant to General Instruction J of Form 10-K, the list of subsidiaries of the Company is omitted.

 23.01        Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.          Electronic

 Exhibit                                                                                           Filing
 Number       Description of Exhibit                                                               Method
 ------       ----------------------                                                               ------


 27.01        Financial Data Schedule.                                                             Electronic

 99.01        The second paragraph of page 2 of the Company's Current Report on Form 8-K           Electronic
              dated July 28, 1992 (File No. 1-6594).
 99.02        The second paragraph of page 2 of the Company's Current Report on Form 8-K           Electronic
              dated July 13, 1994 (File No. 1-6594).

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.

                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 1995.

                                    COMMERCIAL CREDIT COMPANY
                                    (Registrant)


                                    By:   /s/ Robert B. Willumstad
                                         . . . . . . . . . . . . . .
                                        Robert B. Willumstad, Chairman of
                                        the Board

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1995.

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


  /s/ Robert I. Lipp
 . . . . . . . . . . . . . .        Director
      Robert I. Lipp

                 COMMERCIAL CREDIT COMPANY and SUBSIDIARIES

         INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*


                                                                        Page
                                                                       Herein
                                                                       ------
Independent Auditors' Report                                             F-2

Consolidated Statement of Income for the year ended
December 31, 1994, 1993 and 1992                                         F-3

Consolidated Statement of Financial Position at
December 31, 1994 and 1993                                               F-4

Consolidated Statement of Changes in Stockholder's
Equity for the year ended December 31, 1994, 1993 and 1992               F-5

Consolidated Statement of Cash Flows for the year ended
December 31, 1994, 1993 and 1992                                         F-6

Notes to Consolidated Financial Statements                           F-7 - F-23

Schedules:


        Schedule I - Condensed Financial Information of
        Registrant (Parent Company only)                             F-24 - F-26













*Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                        Independent Auditors' Report
                        ----------------------------


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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Credit Company and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1994 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for postretirement benefits other than pensions and accounting for postemployment benefits in 1993, and its method of accounting for income taxes in 1992.

/s/ KPMG Peat Marwick LLP
New York, New York
January 17, 1995


                                       COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                                            Consolidated Statement of Income
                                                (In millions of dollars)



Year Ended December 31,                                            1994          1993           1992
-----------------------------------------------------------------------------------------------------
Revenues
Finance related interest and other charges                     $1,029.8       $  953.5       $  952.7
Insurance premiums                                                387.6          342.1          326.7
Interest and dividends                                             75.4           69.2           79.5
Equity in income of old Travelers                                   -             38.0            -
Other income                                                      105.2          177.5          164.6
-----------------------------------------------------------------------------------------------------
  Total revenues                                                1,598.0        1,580.3        1,523.5
-----------------------------------------------------------------------------------------------------
Expenses
Interest                                                          402.8          363.7          369.7
Policyholder benefits and claims                                  238.1          216.2          210.4
Insurance underwriting, acquisition and operating                 104.9           87.0           85.2
Non-insurance compensation and benefits                           183.9          164.1          153.5
Provision for credit losses                                       151.6          133.9          165.3
Other operating                                                   152.8          147.5          122.6
-----------------------------------------------------------------------------------------------------
   Total expenses                                               1,234.1        1,112.4        1,106.7
-----------------------------------------------------------------------------------------------------
Gain on sale of stock of subsidiary and affiliate                   -             -              12.0
-----------------------------------------------------------------------------------------------------
Income before income taxes, minority interest and
  cumulative effect of changes in accounting principles           363.9          467.9          428.8
Provision for income taxes                                        127.2          153.6          147.6
-----------------------------------------------------------------------------------------------------
Income before minority interest and cumulative
  effect of changes in accounting principles                      236.7          314.3          281.2
Minority interest, net of income taxes                            (14.8)         (22.5)           -
Cumulative effect of changes in accounting principles,
  net of income taxes                                               -             (5.8)         (18.1)
-----------------------------------------------------------------------------------------------------
Net income                                                     $  221.9       $  286.0       $  263.1
======================================================================================================

See Notes to Consolidated Financial Statements.


                                       COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                                      Consolidated Statement of Financial Position
                                                (In millions of dollars)


December 31,                                                                              1994                 1993
---------------------------------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                                              $   23.6             $   25.6
Investments:
   Fixed maturities:
     Available for sale, at market in 1994 and amortized cost in 1993                     673.4                752.5
     Held to maturity, at amortized cost                                                    -                   33.7
   Equity securities (1994, cost $20.7; 1993, market $368.5)                               19.6                300.0
   Mortgage loans                                                                         173.0                205.1
   Short-term and other                                                                    36.6                246.7
---------------------------------------------------------------------------------------------------------------------
  Total investments                                                                       902.6              1,538.0
---------------------------------------------------------------------------------------------------------------------
Consumer finance receivables                                                            6,927.7              6,383.1
Allowance for losses                                                                     (181.9)              (167.5)
---------------------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                                      6,745.8              6,215.6
Other receivables                                                                         216.4                560.9
Deferred policy acquisition costs                                                          18.3                 26.7
Cost of acquired businesses in excess of net assets                                       102.1                105.8
Other assets                                                                              218.0                421.1
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                           $8,226.8             $8,893.7
=====================================================================================================================
Liabilities
Certificates of deposit                                                               $    73.5            $    56.7
Short-term borrowings                                                                   2,304.6              2,206.1
Long-term debt                                                                          4,010.0              3,969.8
---------------------------------------------------------------------------------------------------------------------
  Total debt                                                                            6,388.1              6,232.6
Insurance policy and claims reserves                                                      386.5                894.7
Accounts payable and other liabilities                                                    339.8                655.7
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     7,114.4              7,783.0
---------------------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)                    -                    -
Additional paid-in-capital                                                                163.5                 94.7
Retained earnings                                                                         974.5              1,002.6
Unrealized gain (loss) on investment securities and other                                 (25.6)                13.4
---------------------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                            1,112.4              1,110.7
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                             $8,226.8             $8,893.7
=====================================================================================================================

See Notes to Consolidated Financial Statements.


                                       COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                                Consolidated Statement of Changes in Stockholder's Equity
                                                (In millions of dollars)




 Year ended December 31,                                                    1994          1993          1992
---------------------------------------------------------------------------------------------------------------
 Common stock

 Balance, beginning and end of year                                        $    -        $    -        $    -
---------------------------------------------------------------------------------------------------------------
 Additional Paid-In Capital

 Balance, beginning of year                                                    94.7         105.9         105.9

 Capital contribution                                                           -             1.2           -

 Adjustments relating to exchange of
   investment in Parent securities                                             58.6           -             -

 Adjustment relating to sale of Gulf                                           10.2           -             -

 Adjustments relating to exchange of investment
   in old Travelers, net                                                        -           (12.4)          -

---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                         163.5          94.7         105.9
---------------------------------------------------------------------------------------------------------------
 Retained Earnings

 Balance, beginning of year                                                 1,002.6         926.6         943.5

 Net income                                                                   221.9         286.0         263.1

 Cash dividends                                                              (195.0)       (210.0)       (280.0)

 Other dividends                                                              (55.0)          -             -
---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                         974.5       1,002.6         926.6
---------------------------------------------------------------------------------------------------------------
 Unrealized Gain (Loss) on Investment Securities and Other

 Balance, beginning of year                                                    13.4           2.8           0.7

 Net change in unrealized gains and losses
   on investment securities                                                   (39.2)         10.8           2.3

 Translation adjustments, net                                                    .2          (0.2)         (0.2)

---------------------------------------------------------------------------------------------------------------
 Balance, end of year                                                         (25.6)         13.4           2.8
---------------------------------------------------------------------------------------------------------------
 Total stockholder's equity                                                $1,112.4      $1,110.7      $1,035.3
===============================================================================================================

See Notes to Consolidated Financial Statements.





                                       COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                                          Consolidated Statement of Cash Flows
                                                (In millions of dollars)



Year ended December 31,                                                               1994        1993       1992
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes, minority interest and cumulative effect of change in
 accounting principles                                                            $  363.9     $ 467.9     $ 428.8
Adjustments to reconcile income before income taxes, minority interest and cumulative effect of changes in accounting principles to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force 61.0        54.7        54.8
    Additions to deferred policy acquisition costs                                   (77.6)      (54.3)      (55.2)
    Provision for credit losses                                                      151.6       133.9       165.3
    Undistributed equity earnings                                                     (1.9)      (26.8)       (3.0)
    Changes in insurance policy and claims reserves                                  131.3        51.2        11.6
    Changes in other assets and liabilities, net                                       7.3        60.8        16.5
    Other, net                                                                         4.0       (73.4)      (78.1)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                      639.6       614.0       540.7
Income taxes paid                                                                   (149.0)     (136.7)     (119.1)
------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                          490.6       477.3       421.6
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                                (29.7)     (174.9)      (85.9)
Loans originated or purchased                                                     (2,788.9)   (2,672.8)   (2,067.3)
Loans repaid or sold                                                               2,093.8     2,108.0     2,020.4
Purchases of investments                                                            (664.2)   (1,066.8)     (800.7)
Proceeds from sales of investments                                                   653.9       992.1       716.2
Proceeds from maturities of investments                                               45.1        34.0        13.9
Business divestments (acquisitions)                                                  150.0       (11.3)       10.4
Redemption of the Parent's redeemable preferred stock                                100.0       100.0       100.0
Other, net                                                                           (13.1)      (53.7)       22.7
------------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                           (453.1)     (745.4)      (70.3)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                      (195.0)     (210.0)     (280.0)
Issuance of long-term debt                                                           500.0       950.0       550.0
Payments and redemptions of long-term debt                                          (459.8)     (222.1)     (732.1)
Net change in short-term borrowings                                                   98.5      (280.5)      193.2
Net change in certificates of deposit                                                 16.8        34.3       (95.7)
------------------------------------------------------------------------------------------------------------------
  Net cash (used in) financing activities                                            (39.5)      271.7      (364.6)
------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                   (2.0)        3.6       (13.3)
Cash and cash equivalents at beginning of period                                      25.6        22.0        35.3
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $   23.6    $   25.6    $   22.0
------------------------------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                          $  400.7    $  346.9    $  362.1
Value of assets exchanged for shares of old Travelers                             $    -      $    -      $  150.0
==================================================================================================================

See Notes to Consolidated Financial Statements.


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

   Changes in Accounting Principles

   FAS 115. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (FAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity have been classified as "held to maturity" and have been reported at amortized cost. Investment securities that are not classified as "held to maturity" have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to stockholder's equity.
   Previously, securities classified as available for sale were carried at the lower of aggregate cost or market value. Initial adoption of this standard resulted in a net increase of $80.8 (net of taxes) to net unrealized gains on investment securities which is included in stockholder's equity.

   FAS 106. In 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS 106). As required, the Company changed its method of accounting for retiree benefit plans effective January 1, 1993, to accrue the Company's share of the costs of postretirement benefits over the service period rendered by employees. Previously these benefits were charged to expense when paid. The Company elected to recognize immediately the liability for postretirement benefits as the cumulative effect of a change in accounting principle. This resulted in a noncash after-tax charge to net income of $2.4 ($3.7 pre-tax). Ongoing net periodic postretirement benefit costs are not material.

   FAS 112. In 1993, the Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), with retroactive application to January 1, 1993. FAS 112 establishes accounting standards for employers who provide benefits to former or inactive
   employees after employment, but before retirement.   For the Company
   these benefits are principally disability-related benefits and severance. The statement requires employers to recognize the cost of the obligation to provide these benefits on an accrual basis, and employers must implement FAS 112 by recognizing a cumulative effect of a change in accounting principle. This resulted in a noncash after-tax charge to net income of $3.4 ($5.3 pre-tax).

   FAS 113. In the first quarter of 1993, the Company adopted FAS No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts" (FAS 113). FAS 113 requires the reporting of reinsurance receivables and prepaid reinsurance premiums as assets and precludes the immediate recognition of gains for all reinsurance contracts unless the liability to the policyholder has been extinguished. Adoption of FAS 113 did not have an impact on the Company's earnings; however, assets and liabilities increased by like amounts. See Note 7 for additional reinsurance disclosures.

   Accounting Policies

   Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries.
   Unconsolidated entities in which the Company has at least a 20% interest are accounted for on the equity method. The minority interest in 1994 and 1993 represents the old Travelers' interest in Gulf Insurance Company (Gulf). Significant intercompany transactions and balances have been eliminated.

   Certain reclassifications have been made to prior years' financial statements to conform to current year's presentation.

   Cash and cash equivalents include cash on hand and short-term highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business. These short-term investments are carried at cost plus accrued interest, which approximates market value.

   Investments are owned principally by the insurance subsidiaries. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. Fixed maturities classified as "held to maturity" represent securities that the Company has both the ability and the intent to hold until maturity and are carried at amortized cost. Fixed maturity securities classified as "available for sale" and equity securities are carried at market values that are based primarily on quoted market prices. The difference between amortized cost and market values of such securities net of applicable income taxes is reflected as a component of stockholders' equity. Provisions are made to write down the value of fixed maturity securities for declines in value that are other than temporary.
   Mortgage loans and short-term investments are carried at cost, which approximates fair value. Realized gains and losses on sales of investments are included in other income on a specific identification basis.

   At December 31, 1993 noninsurance entities carried investments at the lower of aggregate cost or quoted market value.

   The cost of acquired businesses in excess of net assets is being amortized on a straight-line basis principally over a 40-year period.

   Income taxes have been provided for in accordance with the provisions of FAS No. 109, "Accounting for Income Taxes" (FAS 109), which was adopted effective January 1, 1992. The Company and its wholly owned domestic non-life insurance subsidiaries file a consolidated federal income tax return with the Parent. A life insurance subsidiary files a separate federal income tax return. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes.

   Income taxes are not provided for on the Company's life insurance subsidiary's retained earnings designated as "policyholders' surplus," because such taxes will become payable only to the extent such retained earnings are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this portion of the life insurance companies' retained earnings, which aggregated $39.5 (subject to a tax effect of $13.8) at December 31, 1994.

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

   Accounting Standards Not Yet Adopted

   FAS 114 and FAS 118
   FAS No. 114, "Accounting by Creditors for Impairment of a Loan," and FAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," describe how impaired loans should be measured when determining the amount of a loan loss accrual. These Statements also amend existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. The adoption of these statements effective January 1, 1995, will not have a material effect on results of operations or financial position.

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

   Insurance policy and claims reserves represent liabilities for future
   insurance policy benefits.    Reserves for losses of the life insurance
   company are based on claims experience, actual claims reported and estimates of claims incurred but not reported. Assumptions are based on historical company experience, adjusted to provide for possible adverse deviation. These estimates are periodically reviewed and compared with actual experience and industry standards, and may be revised if it is determined that future experience will differ substantially from that previously assumed. Policy and contract claims include provisions for reported and unreported losses. Reserves for property and casualty insurance losses represent the estimated ultimate unpaid cost of all incurred property and casualty claims. Since the reserves are based on estimates, the ultimate liability may be more or less than such reserves. The effects of changes in such estimated reserves are included in the results of operations in the period in which the estimates are changed.

2.  Sales of Stock of Subsidiaries and Affiliates
    ---------------------------------------------

   On December 30, 1994 the Company sold its 50% interest in Commercial Insurance Resources, Inc. (CIRI), the parent of Gulf Insurance Company
   (Gulf), to an affiliate, The Travelers Indemnity Company for $150 million. This amount exceeded the Company's investment by $10.2 and such excess was treated as an adjustment to additional-paid-in capital.

   In December 1992, the Parent acquired approximately 27% of The Travelers Corporation (old Travelers) common stock. As a part of the transaction, the Company acquired 8,947,367 shares of old Travelers common stock in exchange for 50% of the common stock of CIRI and $20 cash. As a result of the exchange of CIRI stock the Company recorded an after-tax gain of $11.1 ($17.0 pre-tax), which is reflected in the 1992 Consolidated Statement of Income. Also during 1992, the

   Company sold all of its ownership interest in Inter-Regional Financial Group, Inc., resulting in an after-tax loss of $4.0 ($5.0 pre-tax). Proceeds to the Company were approximately $30.4 after expenses.

3.  Business Segment Information
    ----------------------------

   The Company, through its subsidiaries, is primarily engaged in the following businesses: Consumer Finance Services and Insurance Services.

        Revenues                                               1994           1993             1992
                                                               ----           ----             ----

        Consumer Finance Services                             $1,236.2     $1,190.6         $1,154.8
        Insurance Services                                       317.0        320.1            327.2
        Corporate and Other                                       44.8         69.6             41.5
                                                               -------      -------          -------
                                                              $1,598.0     $1,580.3         $1,523.5
                                                               =======      =======          =======
        Income before income taxes, minority
        interest and cumulative effect of
         changes in accounting principles
        Consumer Finance Services                             $  354.1     $  358.3         $  303.4
        Insurance Services                                        42.3         63.1             83.2
        Corporate and Other                                      (32.5)        46.5             42.2
                                                               -------      -------          -------
                                                              $  363.9     $  467.9         $  428.8
                                                               =======      =======          =======
        Income before cumulative effect of changes
         in accounting principles
        Consumer Finance Services                             $  225.6     $  230.8         $  196.6
        Insurance Services (after minority
         interest of $14.8 and $22.5 in 1994 and 1993)            17.1         22.2             57.4
        Corporate and Other                                      (20.8)        38.8             27.2
                                                               -------      -------          -------
                                                              $  221.9     $  291.8         $  281.2
                                                               =======      =======          =======
        Identifiable assets
        Consumer Finance Services                             $7,640.2     $7,171.7         $6,406.8
        Insurance Services                                        33.0        906.9            884.7
        Corporate and Other                                      553.6        815.1            747.5
                                                               -------      -------          -------
                                                              $8,226.8     $8,893.7         $8,039.0
                                                               =======      =======          =======

   The Consumer Finance Services segment includes consumer lending (including secured and unsecured personal loans, real estate-secured loans and consumer financing) and credit cards. Also included in this segment are credit-related insurance services provided through American Health and Life Insurance Company (AHL) and its affiliates.

   Insurance Services includes the operations of Gulf through its sale on December 30, 1994 (See Note 2). Gulf provides property-casualty insurance (automobile liability and physical damage, workers' compensation, other liability, fire and related homeowners' insurance and commercial multiple peril insurance) as well as directors' and
   officers' and errors and omissions policies.   Also included in the
   segment is the non-affiliated insurance business of AHL.

   Corporate and Other consists of corporate staff and treasury operations, a hotel mortgage investment included in mortgage loans, the Company's investment in the Parent's securities and certain corporate income and expenses that have not been allocated to the operating subsidiaries, including gains and losses from the sale of subsidiary and affiliate. During 1993 this segment also included the Company's share of equity income of old Travelers.

   Cumulative effect of changes in accounting principles, and capital expenditures for property, plant and equipment and related depreciation expense are not material to any of the business segments. Intersegment sales and international operations are not significant.

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

   On December 31, 1993, the Parent acquired the approximately 73% it did not already own of old Travelers, by means of a merger of old Travelers into the Parent. As a result of the merger, the Company's investment in the common stock of old Travelers, (see Note 2) which through that date had been carried on the equity basis of accounting, was exchanged for
   7.2 million shares of common stock of the Parent at a ratio of 0.80423 of a share of the Parent common stock for each share of old Travelers common stock. At December 31, 1993, the investment was reflected at a carrying amount of $211.3 and included in "equity securities". During 1994, all of the Company's shares of the Parent's common stock were exchanged for 2,655 shares of Cumulative Adjustable Rate Preferred Stock Series Y of the Parent, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by the Parent at certain times. The preferred stock had a value equal to the market value of the common shares at the time the exchange was agreed upon. The market value exceeded the Company's carrying value by $58.6 and such excess was treated as an adjustment to additional-paid-in capital. Subsequently 550 shares of preferred stock were distributed to the Parent as a dividend. At December 31, 1994, this investment is included in "fixed maturities - available for sale" and is reflected at a carrying amount of $210.5. During 1994 the Company recorded $8.7 of dividend income from these investments in common and preferred stock.

   The amortized cost and estimated market values of investments in fixed maturities were as follows:

                                                      ---------------------------------------
                                                      Amortized       Gross            Market
                                                                    Unrealized
                                                                 ------------------
 December 31, 1994                                       Cost      Gains     Losses     Value
 -----------------                                    ---------------------------------------

 Available for sale:
  Mortgage-backed securities-principally
   obligations of U.S. Government agencies                $177.6     $  -   $(14.0)     $163.6

  U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies                    210.1       .5    (22.6)      188.0

  Obligations of states and political subdivisions          35.9        -     (2.1)       33.8

  Corporate securities                                     290.0      1.9     (3.9)      288.0
                                                      -----------------------------------------
    Total                                                 $713.6     $2.4   $(42.6)     $673.4
                                                      =========================================

                                                      -----------------------------------------
                                                          Amortized    Gross Unrealized  Market
                                                                      -----------------
 December 31, 1993                                          Cost        Gains    Losses  Value
 -----------------                                    -----------------------------------------

 Available for sale:
  Mortgage-backed securities-principally obligations
   of U.S. Government agencies                            $232.9     $ 0.7   $(1.4)     $232.2

  U.S. Treasury securities and obligations of U.S.
   Government corporations and agencies                    270.3      13.2    (0.3)      283.2

  Obligations of states and political subdivisions         170.2      11.5        -      181.7

  Debt securities issued by foreign governments              0.3         -        -        0.3
  Corporate securities                                      78.8       8.0    (0.1)       86.7

 Held for investment                                        33.7       1.3        -       35.0
                                                      -----------------------------------------
    Total                                                 $786.2     $34.7   $(1.8)     $819.1
                                                      =========================================

   The amortized cost and estimated market value at December 31, 1994 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

                                                                       Estimated
                                                          Amortized     Market
                                                            Cost         Value
                                                         ----------    ---------
   Due in one year or less                                 $ 11.8       $ 10.9
   Due after one year through five years                     59.0         56.7
   Due after five years through ten years                   146.1        133.8
   Due after ten years                                      108.6         97.9
                                                            -----        -----
                                                            325.5        299.3
   Mortgage-backed securities                               177.6        163.6
   Investment in Series Y Preferred Stock of the
     Parent                                                 210.5        210.5
                                                            -----        -----
                                                           $713.6       $673.4
                                                            =====        =====
    Realized gains and losses on fixed maturities for the year ended
December 31 were as follows:

                                         1994            1993          1992
                                         ----            ----          ----
 Realized gains
   Pre-tax                              $ 3.1          $67.3          $22.2
                                         ----           ----           ----
   After-tax                              2.0           43.7           14.7
                                         ----           ----           ----

 Realized losses
   Pre-tax                              $  .4           $0.2           $0.2
                                         ----            ---            ---
   After-tax                               .3            0.1            0.1
                                         ----            ---            ---


5.  Consumer Finance Receivables
    ----------------------------

    Consumer finance receivables, net of unearned finance charges of $673.7 and $613.0 at December 31, 1994 and 1993, respectively, consisted of the following:

                                                           1994          1993
                                                           ----       --------
Real estate-secured loans                                $2,844.7     $2,705.8
Personal loans                                            2,874.7      2,495.2
Credit cards                                                712.5        697.1
Sales finance and other                                     453.5        443.7
                                                          -------     --------
Consumer finance receivables                              6,885.4      6,341.8
Accrued interest receivable                                  42.3         41.3
Allowance for credit losses                                (181.9)      (167.5)
                                                          -------      -------
Net consumer finance receivables                         $6,745.8     $6,215.6
                                                          =======      =======

An analysis of the allowance for credit losses on consumer finance receivables at December 31, was as follows:

                                                               1994         1993           1992
                                                             -------      -------        -------
 Balance, January 1                                         $  167.5      $  168.6      $  166.8
 Provision for credit losses                                   151.6         133.9         165.3
 Amounts written off                                          (162.9)       (163.1)       (184.8)
 Recovery of amounts previously written off                     25.7          22.7          21.3
 Allowance on receivables purchased                              -.            5.4           -.
                                                             -------       -------       -------
 Balance, December 31                                       $  181.9      $  167.5      $  168.6
                                                             =======       =======       =======
  Net outstandings                                          $6,885.4      $6,341.8      $5,787.7
                                                             =======       =======       =======
  Ratio of allowance for credit losses to net outstandings      2.64%         2.64%         2.91%
                                                             =======       =======       =======

Contractual maturities of receivables before deducting unearned finance charges and excluding accrued interest were as follows:

                                  Receivables
                                  Outstanding                                                              Due
                                   December 31,             Due         Due          Due         Due      After
                                      1994                  1995        1996         1997       1998       1998
                                  ------------            -------     -------      -------    -------    -------
Real estate-secured loans           $2,907.7             $  184.7    $  190.6     $  199.9     $206.0   $2,126.5
Personal loans                       3,400.4              1,046.3       930.4        716.8      414.3      292.6
Credit cards                           710.7                 62.0        57.0         52.0       47.0      492.7
Sales finance and other                540.3                245.3       132.8         66.6       36.5       59.1
                                     -------              -------     -------      -------     ------    -------
    Total                           $7,559.1             $1,538.3    $1,310.8     $1,035.3     $703.8   $2,970.9
                                     =======              =======     =======      =======      =====    =======
Percentage                              100%                  20%         18%          14%         9%        39%
                                     =======              =======     =======      =======      =====    =======

Contractual terms average 12 years on real estate-secured loans and 4 years on personal loans. Experience has shown that a substantial amount of the receivables will be renewed or repaid prior to contractual maturity dates. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections.

The Company has a geographically diverse consumer finance loan portfolio.  At December 31, the distribution by state was as follows:
                                             1994         1993
                                            --------     ------
     Ohio                                     13%          13%
     North Carolina                           10%          10%
     South Carolina                            7%           7%
     Pennsylvania                              6%           6%
     Maryland                                  5%           6%
     California                                5%           5%
     Texas                                     5%           5%
     All other states*                        49%          48%
                                             ----         ----
       Total                                 100%         100%
                                             ====         ====

* None of the remaining states individually accounts for more than 4% of total consumer finance receivables.




                                    F-15








      Notes to Consolidated Financial Statements (continued)



   The estimated fair value of the consumer finance receivables portfolio depends on the methodology selected to value such portfolio (i.e., exit value versus entry value). Exit value represents a valuation of the portfolio based upon sales of comparable portfolios which takes into account the value of customer relationships and the current level of funding costs. Under the exit value methodology, the estimated fair value of the receivables portfolio at December 31, 1994 is approximately
   $618 above the recorded carrying value. Entry value is determined by comparing the portfolio yields to the yield at which new loans are being originated. Under the entry value methodology, the estimated fair value of the receivables portfolio at December 31, 1994 is approximately equal to the aggregate carrying value due to the increase in variable rate receivables whose rates are periodically reset and the fact that the average yield on fixed rate receivables is approximately equal to that on new fixed rate loans made at year end 1994. Fair values included in
   Note 11 are based on the exit value methodology.


6.   Debt
     ----

   At December 31, short-term borrowings consisted of commercial paper outstanding with weighted average interest rates as follows:



                                               1994                                  1993
                               ----------------------------------     ---------------------------------
                                 Outstanding      Interest Rate         Outstanding     Interest Rate
                                 -----------      -------------         -----------     -------------


Commercial Credit Company           $2,304.6           5.89%               $2,206.1         3.34%
                                    ========           =====               ========         =====


   The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

   In 1994 the Parent, the Company and The Travelers Insurance Company
   (TIC) entered into an agreement with a syndicate of banks to provide $1,500 of revolving credit, to be allocated to any of the Parent, the Company or TIC. The participation of TIC in this agreement is limited to $300. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 and a 5-year revolving credit facility in the amount of $1,200. At December 31, 1994, $650 was allocated to the Parent, $650 was allocated to the Company and $200 was allocated to TIC.

   At December 31, 1994, the Company also had committed and available revolving credit facilities on a stand alone basis of $2,360, of which $600 expires in 1995 and $1,760 expires in 1999.

   The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At December 31, 1994, the Company would have been able to remit $270.3 to the Parent under its most restrictive covenants or regulatory requirements.

   The carrying value of short-term borrowings approximates fair value.

   Long-term debt, including its current portion, and final maturity dates were as follows at December 31:

                                                            1994           1993
                                                            ----           ----
      8.29% to 12.85% Medium-Term Notes due 1994-1995     $  10.0       $  54.8
      8% Notes due 1994                                       -           100.0
      12.7% Notes due 1994                                    -            15.0
      6.95% Notes due 1994                                    -           200.0
      8.45% Notes due 1994                                    -           100.0
      9 7/8% Notes due 1995                                 150.0         150.0
      9.2% Notes due 1995                                   100.0         100.0
      6.25% Notes due 1995                                  100.0         100.0
      7.7% Notes due 1995                                   150.0         150.0
      8.1% Notes due 1995                                   150.0         150.0
      8 3/8% Notes due 1995                                 150.0         150.0
      6.375% Notes due 1996                                 200.0         200.0
      7.375% Notes due 1996                                 150.0         150.0
      8% Notes due 1996                                     100.0         100.0
      6.75% Notes due 1997                                  200.0         200.0
      8 1/8% Notes due 1997                                 150.0         150.0
      5.70% Notes due 1998                                  100.0         100.0
      5 1/2% Notes due 1998                                 100.0         100.0
      8 1/2% Notes due 1998                                 100.0         100.0
      6.70% Notes due 1999                                  150.0         150.0
      10% Notes due 1999                                    100.0         100.0
      9.6% Notes due 1999                                   100.0         100.0
      6.00% Notes due 2000                                  100.0         100.0
      5 3/4% Notes due 2000                                 200.0         200.0
      6 1/8% Notes due 2000                                 100.0         100.0
      6.00% Notes due 2000                                  150.0         150.0
      8.25% Notes due 2001                                  300.0           -
      5.9% Notes due 2003                                   200.0         200.0
      7.875% Notes due 2004                                 200.0           -
      10% Notes due 2008                                    150.0         150.0
      10% Debentures due 2009                               100.0         100.0
      8.7% Debentures due 2009                              150.0         150.0
      8.7% Debentures due 2010                              100.0         100.0
                                                          -------       -------
                                                         $4,010.0      $3,969.8
                                                          =======       =======

   Principal payments due on debt for the next five years are as follows:

                    1995        $810
                    1996        $450
                    1997        $350
                    1998        $300
                    1999        $350

   The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 1994 these fair values were approximately $3,926.

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


                                                                       Ceded to
                                                          Gross           Other         Net
                                                          Amount        Companies      Amount
                                                          ------        ---------      ------
Year ended December 31, 1994
----------------------------
Premiums
   Credit life insurance                                  $ 45.7        $  (7.6)       $ 38.1
   Credit accident and health insurance                     97.8          (48.9)         48.9
   Property and casualty insurance                         596.4         (295.8)        300.6
                                                           -----         ------         -----
                                                          $739.9        $(352.3)       $387.6
                                                           =====         ======         =====
Claims                                                    $374.1        $(136.0)       $238.1
                                                           =====         ======         =====


Year ended December 31, 1993
----------------------------
Premiums
   Credit life insurance                                  $ 53.0        $ (12.9)       $ 40.1
   Credit accident and health insurance                     86.9          (42.2)         44.7
   Property and casualty insurance                         433.8         (176.5)        257.3
                                                           -----         ------         -----
                                                          $573.7        $(231.6)       $342.1
                                                           =====         ======         =====
Claims                                                    $318.0        $(101.8)       $216.2
                                                           =====         ======         =====

Year ended December 31, 1992
----------------------------
Premiums
   Credit life insurance                                  $ 52.2        $ (10.8)       $ 41.4
   Credit accident and health insurance                     75.0          (30.2)         44.8
   Property and casualty insurance                         390.2         (149.7)        240.5
                                                           -----          ------        -----
                                                          $517.4        $(190.7)       $326.7
                                                           =====         ======         =====
Claims                                                    $284.8        $ (74.4)       $210.4
                                                           =====          ======        =====

8.   Income Taxes
     ------------

   Income taxes have been provided in accordance with the provisions of FAS 109, which was adopted effective January 1, 1992.

   The provision for income taxes (before minority interest) for the year ended December 31 was as follows:

                                          1994             1993           1992
                                         -----            -----          -----
Current:
  Federal                                $121.4           $128.7         $113.6
  Foreign                                   4.6              2.5            2.0
  State                                     8.9              7.1            6.0
                                          -----            -----          -----
                                          134.9            138.3          121.6
                                          -----            -----          -----
Deferred:
  Federal                                  (2.4)            18.0           27.2
  Foreign                                  (4.4)            (2.2)          (1.8)
  State                                    (0.9)            (0.5)           0.6
                                          -----            -----          -----
                                           (7.7)            15.3           26.0
                                          -----            -----          -----
  Total                                  $127.2           $153.6         $147.6
                                          =====            =====          =====

Deferred income taxes at December 31 related to the following:

                                                           1994           1993
                                                           ----           ----
 Deferred tax assets:
  Bad debt reserves                                        $65.3         $ 62.8
  Differences in computing
    policy reserves                                         14.7           24.0
  Investments                                               13.2            2.4
  Other deferred tax assets                                 25.2           22.3
                                                           -----          -----
                                                           118.4          111.5
                                                           -----          -----
 Deferred tax liabilities:
  Israeli leasing transactions                              (3.9)          (9.3)
  Fixed asset depreciation                                 (13.8)         (11.7)
  Deferred policy acquisition costs                         (4.5)          (7.8)
  Other deferred tax liabilities                           (29.3)         (28.1)
                                                           -----          -----
                                                           (51.5)         (56.9)
                                                           -----          -----
 Total                                                    $ 66.9         $ 54.6
                                                           =====          =====

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

   The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31 was as follows:


                                         1994             1993          1992
                                         ----             ----          ----

Federal statutory rate                   35.0%            35.0%         34.0%
Equity in income of old Travelers         -               (1.6)          -
Other, net                               (0.1)            (0.6)          0.4
                                         ----             ----          ----
Effective income tax rate                34.9%            32.8%         34.4%
                                         ====             ====          ====


9.  Stockholder's Equity
    --------------------

   Certain long-term loan credit agreements restrict the payment of dividends with such restrictions based on cumulative net earnings, as defined. Additionally, a minimum net worth restriction, as defined, contained in such agreements, imposes an additional constraint on dividends. At December 31, 1994 the Company would be able to remit $270.3 in dividends to its parent under the most restrictive debt covenants.

   The Company's share of the combined insurance subsidiaries' statutory stockholder's equity at December 31, 1994 and 1993 was $154.1 and $242.7, respectively, and is subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The combined insurance subsidiaries' net income determined in accordance with statutory accounting practices and after minority interest in 1994 and 1993, for the years ended December 31, 1994, 1993 and 1992 was $58.0, $64.4 and $107.4, respectively.


10. Pension Plans
    -------------

   The Company along with affiliated companies, participates in a noncontributory defined benefit pension plan sponsored by the Parent (the Plan) covering the majority of U.S. employees. Benefits are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. The Plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Pension cost allocated to the Company from the Plan was $2.7, $2.1 and $1.3 in 1994, 1993 and 1992, respectively.

   The Company also has an unfunded noncontributory supplemental retirement plan that covers certain executives and key employees. Pension cost related to this plan was $1.0, $1.2 and $0.8 in 1994, 1993 and 1992, respectively.

11. Fair Value of Financial Instruments
    -----------------------------------

   The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 1994 and 1993. The fair value assumptions were based upon subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time as disclosed further in various Notes to the Consolidated Financial Statements. Disclosed fair values for financial instruments do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

                                                   1994                               1993
                                       ----------------------------      -----------------------------
                                         Carrying                           Carrying
                                          Amount       Fair Value            Amount       Fair Value
                                          -------      ----------            -------      ----------
Assets:
  Investments                              $  902.6       $  902.6           $1,538.0       $1,639.4
  Net consumer finance receivables          6,745.8        7,364.0            6,215.6        6,831.0
Liabilities:
  Long-term debt                           $4,010.0       $3,926.0           $3,969.8       $4,234.0


12. Lease Commitments and Other Financial Instruments
    -------------------------------------------------

   Rentals

   Rental expense (principally for offices and computer equipment) was $32.8, $33.7 and $35.0 for the years ended December 31, 1994, 1993 and 1992, respectively.

   At December 31, 1994, future minimum annual rentals under noncancellable operating leases were as follows:


                           1995            $16.4
                           1996             13.4
                           1997              8.6
                           1998              5.2
                           1999              3.1
                           Thereafter        4.1
                                           -----
                                           $50.8
                                            ====

   Credit Cards

   The Company provides bank and private label credit card services through its subsidiaries. These services are provided to individuals and to affinity groups nationwide. At December 31, 1994 and 1993 total credit lines available to credit cardholders were $5,423 and $4,263, of which $820 and $790 were utilized, respectively.


13. Related Party Transactions
    --------------------------

   During the fourth quarter of 1994, an affiliate acquired for cash a $50.0 interest in a real estate mortgage loan held by the Company; the transfer was made at the Company's recorded carrying value of the mortgage loan.

   In addition to the securities of the Parent discussed in Note 4 included in other assets at December 31, 1993 is an investment in the Series Z Redeemable Preferred Stock of the Parent amounting to $100.0. The Company recorded $1.5, $4.0 and $8.0 for the years ended December 31, 1994, 1993 and 1992, respectively, of dividend income from the Parent on this investment of which $100.0 was repurchased in each of the years 1994, 1993 and 1992, respectively.

   To facilitate cash management the Company has entered into an agreement with the Parent under which the Company or the Parent may borrow from the other party at any time an amount up to the greater of $50.0 or 1% of the Company's consolidated assets up to a maximum of $100.0. The agreement may be terminated by either party at any time. The interest rate to be charged on borrowings outstanding will be equivalent to an appropriate market rate.


14. Contingencies
    -------------

   In the ordinary course of business the Company and/or its subsidiaries are defendants or co-defendants in various litigation matters. Although there can be no assurances, the Company believes, based on information currently available, that the ultimate resolution of these legal proceedings would not be likely to have a material adverse effect on its results of operations, financial condition or liquidity.

14. Quarterly Financial Data (unaudited)
    ------------------------------------


                                                       1994                                             1993
                                  --------------------------------------------   -----------------------------------------------
                                    First  Second     Third    Fourth    Total   First     Second     Third    Fourth      Total
                                  ----------------------------------------------------------------------------------------------
Total revenues                    $384.3    $392.5    $405.1   $416.1  $1,598.0   $389.7    $378.8    $423.8    $388.0   $1,580.3
Total expenses                     297.1     300.7     310.3    326.0   1,234.1    275.8     278.2     272.3     286.1    1,112.4
Income before income
 taxes, and minority
  interest and cumulative
  effect of changes in
  accounting principles             87.2      91.8      94.8     90.1     363.9    113.9     100.6     151.5     101.9      467.9
Provision for income taxes          30.9      31.8      33.1     31.4     127.2     38.6      33.9      53.6      27.5      153.6
Minority interest, net of
income taxes                       (3.7)     (3.8)     (3.9)    (3.4)    (14.8)    (8.2)     (4.0)     (6.7)     (3.6)     (22.5)
                                   -----     -----     -----    -----     -----   ------    ------   -------     -----     ------
Net income                          52.6      56.2      57.8     55.3     221.9     67.1      62.7      91.2      70.8      291.8
Cumulative effect of
 changes in
 accounting principle               -.        -.        -.       -.        -.      (5.8)      -.        -.        -.        (5.8)
                                   -----     -----     -----    -----     -----   ------    ------    ------     -----    -------
Net income                        $ 52.6    $ 56.2    $ 57.8   $ 55.3    $221.9  $  61.3   $  62.7   $  91.2    $ 70.8   $  286.0
                                   =====     =====     =====    =====     =====   ======    ======    ======     =====    =======


                                                                                                          SCHEDULE I

                                             COMMERCIAL CREDIT COMPANY
                                               (Parent Company Only)
                                   Condensed Financial Information of Registrant
                                             (In millions of dollars)
                                           Condensed Statement of Income


Year Ended December 31,                                            1994          1993            1992
-----------------------------------------------------------------------------------------------------
Income
Equity in income of old Travelers                                $  -          $ 38.0         $   -
Gain on sales of stock of subsidiary and affiliate                  -             -              12.0
Other income                                                      396.8         383.2           423.5
-----------------------------------------------------------------------------------------------------
  Total                                                           396.8         421.2           435.5
-----------------------------------------------------------------------------------------------------
Expenses
Interest                                                          407.3         364.2           368.9
Other                                                              22.1          22.2            13.0
-----------------------------------------------------------------------------------------------------
   Total                                                          429.4         386.4           381.9
-----------------------------------------------------------------------------------------------------
Pre-tax (loss) income                                             (32.6)         34.8            53.6
Income tax benefit (expense)                                       12.2          (3.3)          (18.5)
-----------------------------------------------------------------------------------------------------
Net (loss) income before equity in net income of
  subsidiaries                                                    (20.4)         31.5            35.1
Equity in net income of subsidiaries                              242.3         260.3           246.1
Cumulative effect of changes in accounting principles
  (including $5.8 in 1993 and $18.1 in 1992, respectively,
  applicable to subsidiaries)                                       -            (5.8)          (18.1)
-----------------------------------------------------------------------------------------------------
Net income                                                       $221.9        $286.0          $263.1
=====================================================================================================


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                                                      SCHEDULE I

                                               COMMERCIAL CREDIT COMPANY
                                                 (Parent Company Only)
                                     Condensed Financial Information of Registrant
                                   (In millions of dollars except per share amounts)
                                       Condensed Statement of Financial Position

December 31,                                                                             1994                  1993
--------------------------------------------------------------------------------------------------------------------
Assets
Investment in securities of the Parent                                                 $  179.2            $   278.4
Investment in mortgage loans                                                              161.1                194.4
Notes and accounts receivable from subsidiaries-eliminated
  in consolidation                                                                      6,515.9              6,035.6
Investment in subsidiaries at cost plus equity in net
  earnings-eliminated in consolidation                                                    710.6                832.0
Other                                                                                      37.8                128.1
--------------------------------------------------------------------------------------------------------------------
  Total assets                                                                         $7,604.6             $7,468.5
=====================================================================================================================
Liabilities
Short-term borrowings                                                                  $2,304.6             $2,206.1
Long-term debt                                                                          4,010.0              3,969.8
Accrued expenses and other liabilities                                                    177.6                181.9
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                     6,492.2              6,357.8
---------------------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)                    -                    -
Additional paid-in capital                                                                163.5                 94.7
Retained earnings                                                                         974.5              1,002.6
Other                                                                                     (25.6)                13.4
---------------------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                            1,112.4              1,110.7
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                             $7,604.6             $7,468.5
=====================================================================================================================


The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.


                                                                                                        SCHEDULE I
                                             COMMERCIAL CREDIT COMPANY
                                               (Parent Company Only)
                                   Condensed Financial Information of Registrant
                                             (In millions of dollars)
                                         Condensed Statement of Cash Flows


Year ended December 31,                                                                   1994      1993    1992
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income from operation before income tax benefit and equity in
  earnings of subsidiaries                                                             $  (32.6)  $  34.8 $  53.6
Adjustment to reconcile income from operations before income tax benefit and equity in earnings of subsidiaries to net
  cash provided by (used in) operating activities:
   Undistributed equity earnings                                                           (1.9)    (26.8)   (3.0)
   Dividends received from subsidiaries                                                   162.2     167.5   176.2
   Net advances to subsidiaries                                                          (294.6)   (411.5)   (1.7)
  Other, net                                                                              (10.9)      5.0     8.9
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) continuing activities                                     (177.8)   (231.0)  234.0
Income taxes paid                                                                         (36.9)    (80.6)  (94.9)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                      (214.7)   (311.6)  139.1
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Redemption of the Parent's redeemable preferred stock                                     100.0     100.0   100.0
Sale of stock of subsidiary or affiliate                                                  150.0       -      30.7
Sale (purchase) of investment                                                              46.2       3.2    (1.3)
Other, net                                                                                (24.5)    (28.6)   (0.2)
------------------------------------------------------------------------------------------------------------------
Net cash provided by investing activities                                                 271.7      74.6   129.2
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in short-term borrowings                                                        98.5    (280.5)  193.2
Issuance of long-term debt                                                                500.0     950.0   550.0
Payments and redemptions of long-term debt                                               (459.8)   (222.1) (732.1)
Dividends paid                                                                           (195.0)   (210.0) (280.0)
------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                       (56.3)    237.4  (268.9)
------------------------------------------------------------------------------------------------------------------
  Change in cash and cash equivalents                                                        .7       0.4    (0.6)
Cash and cash equivalents at beginning of period                                            2.3       1.9     2.5
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $    3.0   $   2.3 $   1.9
==================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                $ 397.5   $ 345.3 $ 360.2
Value of assets exchanged for shares of old Travelers                                   $   -     $   -   $ 150.0
==================================================================================================================

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                      EXHIBIT INDEX
                                                      -------------
 Exhibit                                                                                           Filing
 Number       Description of Exhibit                                                               Method
 ------       ----------------------                                                               ------


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

 10.01        $1,760,000,000 Five Year Credit Agreement dated as of December 16, 1994              Electronic
              among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

 12.01        Computation of Ratio of Earnings to Fixed Charges.                                   Electronic

 21.01        Pursuant to General Instruction J of Form 10-K, the list of subsidiaries of the Company is omitted.

 23.01        Consent of KPMG Peat Marwick LLP, Independent Certified Public Accountants.          Electronic

 Exhibit                                                                                           Filing
 Number       Description of Exhibit                                                               Method
 ------       ----------------------                                                               ------


 27.01        Financial Data Schedule.                                                             Electronic

 99.01        The second paragraph of page 2 of the Company's Current Report on Form 8-K           Electronic
              dated July 28, 1992 (File No. 1-6594).
 99.02        The second paragraph of page 2 of the Company's Current Report on Form 8-K           Electronic
              dated July 13, 1994 (File No. 1-6594).

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.