Form 10-Q
period 1995-03-31
COMMERCIAL CREDIT CO
filed 1995-05-05
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549


                                      FORM 10-Q

  /X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                                   15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1995

                                         OR

  / /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

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

          The registrant is an indirect wholly owned subsidiary of Travelers Group Inc. As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was outstanding.

                              REDUCED DISCLOSURE FORMAT

          THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                      Commercial Credit Company and Subsidiaries

                                  TABLE OF CONTENTS
                                  -----------------

                            Part I - Financial Information


Item 1. Financial Statements:                                     Page No.
                                                                  --------

    Condensed Consolidated Statement of Income (Unaudited) -
      Three Months Ended March 31, 1995 and 1994                      3

    Condensed Consolidated Statement of Financial Position -
      March 31, 1995 (Unaudited) and December 31, 1994                4

    Condensed Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1995 and 1994                      5

    Notes to Condensed Consolidated Financial Statements -
    (Unaudited)                                                       6


Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                             9


                   Part II - Other Information

Item 1. Legal Proceedings                                            12

Item 6. Exhibits and Reports on Form 8-K                             12

Exhibit Index                                                        14

Signatures                                                           15

                      Commercial Credit Company and Subsidiaries
                Condensed Consolidated Statement of Income (Unaudited)
                               (In millions of dollars)




     Three months ended March 31,                             1995    1994
     ----------------------------------------------------------------------
     Revenues
     Finance related interest and other charges             $270.9  $245.6
     Insurance premiums                                       31.1    90.4
     Net investment income                                    12.2    17.5
     Other income                                             19.0    30.8
     ----------------------------------------------------------------------
       Total revenues                                        333.2   384.3
     ----------------------------------------------------------------------

     Expenses
     Interest                                                113.4    93.2
     Policyholder benefits and claims                         11.8    55.7
     Insurance underwriting, acquisition and operating         6.3    23.9
     Non-insurance compensation and benefits                  49.4    46.2
     Provision for credit losses                              39.6    38.8
     Other operating                                          39.4    39.3
     ----------------------------------------------------------------------
        Total expenses                                       259.9   297.1
     ----------------------------------------------------------------------

     Income before income taxes and minority interest         73.3    87.2
     Provision for income taxes                               26.2    30.9
     ----------------------------------------------------------------------

     Income before minority interest                          47.1    56.3
     Minority interest, net of income taxes                    -      (3.7)
     ----------------------------------------------------------------------

     Net income                                             $ 47.1   $52.6
     ======================================================================

     See Notes to Condensed Consolidated Financial Statements.


                Commercial Credit Company and Subsidiaries
          Condensed Consolidated Statement of Financial Position
            (In millions of dollars, except per share amounts)

                                                                         March 31, 1995    December 31, 1994
- ------------------------------------------------------------------------------------------------------------
Assets                                                                    (Unaudited)
Cash and cash equivalents                                                 $     8.1          $   23.6
Investments:
   Fixed maturities:
     Available for sale, at market value (cost - $744.8 and $713.6)           722.2             673.4
   Equity securities, at market value (cost - $24.1 and $20.7)                 24.1              19.6
   Mortgage loans                                                             177.3             173.0
   Short-term and other                                                        36.0              36.6
- -----------------------------------------------------------------------------------------------------
  Total investments                                                           959.6             902.6
- -----------------------------------------------------------------------------------------------------
Consumer finance receivables                                                7,008.4           6,927.7
Allowance for losses                                                         (184.2)           (181.9)
- -----------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                          6,824.2           6,745.8
Other receivables                                                             176.8             216.4
Deferred policy acquisition costs                                              20.6              18.3
Cost of acquired businesses in excess of net assets                           101.2             102.1
Other assets                                                                  252.3             218.0
- -----------------------------------------------------------------------------------------------------
Total assets                                                               $8,342.8          $8,226.8
=====================================================================================================
Liabilities
Certificates of deposit                                                   $    82.8          $   73.5
Short-term borrowings                                                       1,827.5           2,304.6
Long-term debt                                                              4,510.0           4,010.0
- -----------------------------------------------------------------------------------------------------
  Total debt                                                                6,420.3           6,388.1
Insurance policy and claims reserves                                          387.0             386.5
Accounts payable and other liabilities                                        395.4             339.8
- -----------------------------------------------------------------------------------------------------
  Total liabilities                                                         7,202.7           7,114.4
- -----------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)        -                 -
Additional paid-in-capital                                                    163.5             163.5
Retained earnings                                                             991.6             974.5
Unrealized gain (loss) on investments                                         (14.7)            (25.3)
Cumulative translation adjustments                                              (.3)              (.3)
- -----------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                1,140.1           1,112.4
- -----------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                 $8,342.8          $8,226.8
=====================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                    Commercial Credit Company and Subsidiaries
                            Condensed Consolidated Statement of Cash Flows (Unaudited)
                                             (In millions of dollars)



Three months ended March 31,                                                                1995            1994
- -----------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes and minority interest                                           $ 73.3         $  87.2
Adjustments to reconcile income before income taxes and minority interest to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force         1.4            12.8
    Additions to deferred policy acquisition costs                                           (3.6)          (14.2)
    Provision for credit losses                                                              39.6            38.8
    Changes in:
      Insurance policy and claims reserves                                                     .6             9.9
      Other, net                                                                             50.3           (27.4)
 -----------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                             161.6           107.1
Income taxes refunded (paid)                                                                  5.6            (8.6)
- ------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                 167.2            98.5
- ------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                                        11.8             9.1
Loans originated or purchased                                                              (658.6)         (684.0)
Loans repaid or sold                                                                        511.4           523.6
Purchases of investments                                                                   (102.7)         (299.7)
Proceeds from sales of investments                                                           47.5           238.9
Proceeds from maturities of investments                                                       1.6           123.7
Other, net                                                                                    4.0            (8.6)
- ------------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                                  (185.0)          (97.0)
- ------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                              (30.0)          (50.0)
Issuance of long-term debt                                                                  600.0             -
Payments of long-term debt                                                                 (100.0)         (243.8)
Net change in short-term borrowings                                                        (477.1)          276.7
Net change in certificates of deposit                                                         9.4             6.2
- ------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                         2.3           (10.9)
- ------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                         (15.5)           (9.4)
Cash and cash equivalents at beginning of period                                             23.6            25.6
- ------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                $   8.1         $  16.2
==================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                  $  99.8          $ 89.1
==================================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                                          5

                      Commercial Credit Company and Subsidiaries
           Notes to Condensed Consolidated Financial Statements (Unaudited)
                               (In millions of dollars)


          1. Basis of Presentation
             ---------------------

             Commercial Credit Company (the Company) is a wholly owned subsidiary of CCC Holdings, Inc. which is a wholly owned subsidiary of Travelers Group Inc. (the Parent). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

             On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company (Gulf), to an affiliate, The Travelers Indemnity Company, for $150 in cash and accordingly results of operations for 1995 do not include Gulf's results. The exclusion of Gulf's operations from first quarter 1995 results of operations has resulted in a decline compared to the 1994 period in insurance-related revenues and expenses. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

             The accompanying condensed consolidated financial statements as of March 31, 1995 and for the three-month period ended March 31, 1995 and 1994 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

             Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.


             FAS 114 and FAS 118. Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These Statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. These Statements do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment such as the Company's portfolio of consumer finance receivables, and their adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

2. Consumer Finance Receivables
   ----------------------------

   Consumer finance receivables, net of unearned finance charges of $681.5 and $673.7 at March 31, 1995 and December 31, 1994, respectively, consisted of the following:

                                            March 31, 1995    December 31, 1994
                                            --------------    -----------------
     Real estate-secured loans                $2,888.0               $2,844.7
     Personal loans                            2,934.6                2,874.7
     Credit cards                                696.8                  712.5
     Sales finance and other                     450.0                  453.5
                                              --------               --------
     Consumer finance receivables              6,969.4                6,885.4
     Accrued interest receivable                  39.0                   42.3
     Allowance for credit losses                (184.2)                (181.9)
                                               -------                -------
     Net consumer finance receivables
                                              $6,824.2               $6,745.8
                                               =======                =======

3.   Debt
     ----

     The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At March 31, 1995 and December 31, 1994, short-term borrowings consisted of commercial paper totaling $1,827.5 and $2,304.6, respectively. The Company may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1,500 of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 and a five-year revolving credit facility in the amount of $1,200. At March 31, 1995, $650 was allocated to the Company.

     At March 31, 1995, the Company had committed and available revolving credit facilities on a stand-alone basis of $2,360, of which $600 expires in 1995 and $1,760 expires in 1999.

     The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At March 31, 1995, the Company would have been able to remit $275.7 to the Parent under its most restrictive covenants.

     The Company completed the following long-term debt offerings in 1995 and, as of May 1, 1995, had $550 available for debt offerings under its shelf registration statement:

     -  7 7/8% Notes due February 1, 2025  . . . . . . . . . . .  $200
     -  7 3/4% Notes due March 1, 2005   . . . . . . . . . . . .  $200
     -  7 3/8% Notes due March 15, 2002  . . . . . . . . . . . .  $200
     -  7 3/8% Notes due April 15, 2005  . . . . . . . . . . . .  $200

4.   Related Party Transactions
     --------------------------

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

Item 2.          MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                                  and RESULTS of OPERATIONS

Consolidated Results of Operations

                                                Three months ended March 31,
                                             --------------------------------
 (In millions)                                  1995                    1994
- -----------------------------------------------------------------------------
   Revenues                                     $333.2                 $384.3
                                                 =====                  =====
   Net income                                   $ 47.1                 $ 52.6
                                                 =====                  =====

Results of Operations

On December 30, 1994 Commercial Credit Company (the "Company") sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company (Gulf), to an affiliate, The Travelers Indemnity Company, for $150 million in cash and accordingly results of operations for 1995 do not include Gulf's results. The exclusion of Gulf's operations from first quarter 1995 results of operations has resulted in a decline compared to the 1994 period in insurance-related revenues and expenses. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

The net income of the Company for the quarter ended March 31, 1995 was $47.1 million compared to $52.6 million in the corresponding 1994 period. Income before income taxes and minority interest for the quarter ended March 31, 1995 was $73.3 million compared to $87.2 million in the corresponding 1994 period. Revenues for the quarter ended March 31, 1995 were $333.2 million compared to $384.3 million in the corresponding 1994 period, reflecting the sale referred to above.


The following discussion presents in more detail each segment's performance.

             Segment Results for the Three Months Ended March 31, 1995 and 1994
             ------------------------------------------------------------------


Consumer Finance Services

                                              Three Months Ended March 31,
                                           ----------------------------------
    (In millions)                           1995                      1994
   -----------------------------------------------------------------------------
                                  Revenues  Net income  Revenues  Net income
   -----------------------------------------------------------------------------
    Consumer Finance Services      $323.3      $55.5     $299.3     $51.2
   =============================================================================


The 8% increase in Consumer Finance net income in the first quarter of 1995 over the same period last year reflects continued growth in receivables outstanding and an improvement in net interest margins for the segment. Receivables outstanding (before allowance for losses and accrued interest receivable) totaled $6.969 billion at the end of the first quarter of 1995 reflecting an 8% increase over March 31, 1994. During the first quarter of 1995, $84 million in net receivables were added, representing the second year of growth in the first quarter, which is typically characterized by modest net liquidations.

The average yield on the portfolio was up 21 basis points from a year ago, to 15.43%. Net interest margin increased 14 basis points to 8.65%, reflecting the higher yield offset somewhat by a higher cost of funds to the segment.

The charge-off rate for the quarter was 2.16%, down from 2.26% in the comparable 1994 period, but up somewhat -- as expected -- from 2.08% in the last quarter of 1994. 60+ day delinquencies remained low at 1.83% versus 2.00% in the comparable 1994 period and 1.88% in the last quarter of 1994.

During the first quarter of 1995, the number of branches increased by 44, out of approximately 50 planned for the year, bringing the total number of offices to 872 at quarter end.

                                                       As of, and for, the
                                                   Three Months Ended March 31,
                                                --------------------------------
                                                      1995           1994
                                                --------------------------------

       Allowance for losses as % of
         consumer finance receivables                2.64%           2.64%
       Charge-off rate                               2.16%           2.26%

       60 + days past due on a contractual
         basis as % of gross consumer
         finance receivables at quarter end          1.83%           2.00%

Insurance Services

                                            Three Months Ended March 31,
                                     ------------------------------------------
   (In millions)                              1995                 1994
- -------------------------------------------------------------------------------
                                     Revenues  Net income  Revenues  Net income
- -------------------------------------------------------------------------------
   Gulf                                 $ -       $ -       $74.4       $7.4

   Minority interest - Gulf               -         -         -         (3.7)
- -------------------------------------------------------------------------------
   Total Insurance Services             $ -       $ -       $74.4      $ 3.7
===============================================================================


As previously described, on December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf, to an affiliate, The Travelers Indemnity Company, for $150 million in cash and accordingly results of operations for 1995 do not include Gulf's results.

      Corporate and Other

                                           Three Months Ended March 31 ,
                                  -------------------------------------------
      (In millions)                      1995                    1994
- -----------------------------------------------------------------------------
                                  Revenues  Net income  Revenues  Net income
                                            (expense)              (expense)
- -----------------------------------------------------------------------------
      Corporate and other           $9.9      $(8.4)     $10.6      $(2.3)
=============================================================================


The increase in Corporate and Other net expense for the first quarter of 1995 compared to the first quarter of 1994 is primarily attributable to increases in interest costs borne at the corporate level.

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

The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.5 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a 364-day revolving credit facility in the amount of $300 million and a five-year revolving credit facility in the amount of $1.2 billion. At March 31, 1995, $650 million was allocated to the Company. In addition, at March 31, 1995, the Company had committed and available revolving credit facilities on a stand-alone basis of $2.360 billion, of which $600 million expires in 1995 and $1.760 billion expires in 1999.

As of March 31, 1995, the Company had unused credit availability of $3.010 billion consisting of $2.280 billion under five-year revolving credit facilities and $730 million under 364-day revolving credit facilities.

The Company completed the following long-term debt offerings in 1995 and, as of May 1, 1995, had $550 million available for debt offerings under its shelf registration statement:

     -  7 7/8% Notes due February 1, 2025. . . . . . . . . . $200 million
     -  7 3/4% Notes due March 1, 2005 . . . . . . . . . . . $200 million
     -  7 3/8% Notes due March 15, 2002. . . . . . . . . . . $200 million
     -  7 3/8% Notes due April 15, 2005. . . . . . . . . . . $200 million

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At March 31, 1995, the Company would have been able to remit $275.7 million to the Parent under its most restrictive covenants.

                             PART II.  OTHER INFORMATION


          Item 1.  Legal Proceedings.

                  Recently, a number of actions have been filed in the Circuit Court of Alabama, mostly in Barbour County, against certain subsidiaries of the Company. The plaintiffs in these cases are individual borrowers who allege that they have been misled or induced to refinance existing loans instead of receiving a new extension of credit. The suits generally allege that the refinanced loans carried excessive and/or unnecessary fees and charges that were not fully disclosed to the borrower, and in some cases that borrowers were improperly required to purchase credit insurance products. The first of these lawsuits was commenced in October 1994, and from March through April 1995, 27 additional borrowers have sued on similar theories. The plaintiffs seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses to these actions and intends to defend vigorously the allegations.

          Item 6.  Exhibits and Reports on Form 8-K.

               (a)  Exhibits:

                  See Exhibit Index.

               (b)  Reports on Form 8-K:

                  On January 18, 1995, the Company filed a Current Report on Form 8-K, dated January 17, 1995, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1994, and certain other selected financial data.

                  On January 20, 1995, the Company filed a Current Report on Form 8-K, dated January 18, 1995, filing certain exhibits under Item 7 thereof relating to the Company's medium-term note program.

                  On February 7, 1995, the Company filed a Current Report on Form 8-K, dated February 3, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 7/8% Notes due February 1, 2025.

                  On February 27, 1995, the Company filed a Current Report on Form 8-K, dated February 23, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 3/4% Notes due March 1, 2005.

                  On March 16, 1995, the Company filed a Current Report on Form 8-K, dated March 14, 1995, filing certain exhibits under
          Item 7 thereof relating to the offer and sale of the Company's
          7 3/8% Notes due March 15, 2002.

                  No other reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1995; however, on April 17, 1995, the Company filed a Current Report on Form 8-K, dated April 17, 1995, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1995, and certain other selected financial data, and on April 19, 1995, the Company filed a Current Report on Form 8-K, dated April 17, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 3/8% Notes due April 15, 2005.

                                    EXHIBIT INDEX
                                    -------------
Exhibit                                                                  Filing
Number     Description of Exhibit                                        Method
- -------    ----------------------                                        ------

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

10.01 $1,760,000,000 Five Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

12.01      Computation of Ratio of Earnings to Fixed Charges.         Electronic

27.01      Financial Data Schedule.                                   Electronic

                                      SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Commercial Credit Company


        Date:  May 5, 1995          By   /s/ William R. Hofmann
                                       -----------------------------
                                              William R. Hofmann
                                               Vice President
                                        (Principal Financial Officer)








        Date:  May 5, 1995      By         /s/ Irwin Ettinger
                                  ---------------------------------------
                                              Irwin Ettinger
                                            Senior Vice President
                                          (Chief Accounting Officer)

                                    EXHIBIT INDEX
                                    -------------
Exhibit                                                                  Filing
Number     Description of Exhibit                                        Method
- -------    ----------------------                                        ------

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

10.01 $1,760,000,000 Five Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

12.01      Computation of Ratio of Earnings to Fixed Charges.         Electronic

27.01      Financial Data Schedule.                                   Electronic