Form 10-Q
period 1995-06-30
COMMERCIAL CREDIT CO
filed 1995-08-14
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1995

                                     OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ________ to _______

                           --------------------


                       Commission file number 1-6594

                           --------------------

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

                             TABLE OF CONTENTS
                             -----------------

                       Part I - Financial Information


Item 1. Financial Statements:                                           Page No.
                                                                        --------

    Condensed Consolidated Statement of Income (Unaudited) -
      Three and Six Months Ended June 30, 1995 and June 30, 1994           3

    Condensed Consolidated Statement of Financial Position -
      June 30, 1995 (Unaudited) and December 31, 1994                      4

    Condensed Consolidated Statement of Cash Flows (Unaudited) -
      Six Months Ended June 30, 1995 and June 30, 1994                     5

    Notes to Condensed Consolidated Financial Statements - (Unaudited)     6


Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  9



                        Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K                                  13

Exhibit Index                                                             14

Signatures                                                                15



                                       Commercial Credit Company and Subsidiaries
                                 Condensed Consolidated Statement of Income (Unaudited)
                                               (In millions of dollars)


                                                            Three months ended                Six months ended
                                                                  June 30,                        June 30,
                                                              1995          1994             1995         1994
---------------------------------------------------------------------------------------------------------------
Revenues
Finance related interest and other charges                 $277.6         $252.6          $548.5        $498.2
Insurance premiums                                           32.3           94.8            63.4         185.2
Net investment income                                        12.3           19.0            24.5          36.5
Other income                                                 25.1           26.1            44.1          56.9
---------------------------------------------------------------------------------------------------------------
  Total revenues                                            347.3          392.5           680.5         776.8
---------------------------------------------------------------------------------------------------------------

Expenses
Interest                                                    116.7           97.1           230.1         190.3
Policyholder benefits and claims                             12.4           58.8            24.2         114.5
Insurance underwriting, acquisition and operating             7.0           24.4            13.3          48.3
Non-insurance compensation and benefits                      49.0           45.0            98.4          91.2
Provision for credit losses                                  41.2           38.2            80.8          77.0
Other operating                                              36.8           37.2            76.2          76.5
---------------------------------------------------------------------------------------------------------------
   Total expenses                                           263.1          300.7           523.0         597.8
---------------------------------------------------------------------------------------------------------------

Income before income taxes and minority interest             84.2           91.8           157.5         179.0
Provision for income taxes                                   30.0           31.8            56.2          62.7
---------------------------------------------------------------------------------------------------------------
Income before minority interest                              54.2           60.0           101.3         116.3
Minority interest, net of income taxes                        -             (3.8)            -            (7.5)
---------------------------------------------------------------------------------------------------------------

Net income                                                 $ 54.2         $ 56.2         $ 101.3        $108.8
===============================================================================================================

See Notes to Condensed Consolidated Financial Statements.





                                      Commercial Credit Company and Subsidiaries
                                Condensed Consolidated Statement of Financial Position
                                  (In millions of dollars, except per share amounts)


                                                                                 June 30, 1995        December 31,1994
----------------------------------------------------------------------------------------------------------------------
Assets                                                                            (Unaudited)
Cash and cash equivalents                                                          $    20.7                 $  23.6
Investments:
   Fixed maturities:
     Available for sale, at market value (cost - $732.0 and $713.6)                    736.2                   673.4
   Equity securities, at market value (cost - $24.7 and $20.7)                          25.9                    19.6
   Mortgage loans                                                                      180.4                   173.0
   Short-term and other                                                                 46.3                    36.6
---------------------------------------------------------------------------------------------------------------------
  Total investments                                                                    988.8                   902.6
---------------------------------------------------------------------------------------------------------------------
Consumer finance receivables                                                         7,143.5                 6,927.7
Allowance for losses                                                                  (187.8)                 (181.9)
---------------------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                                   6,955.7                 6,745.8
Other receivables                                                                      160.4                   216.4
Deferred policy acquisition costs                                                       21.8                    18.3
Cost of acquired businesses in excess of net assets                                    100.1                   102.1
Other assets                                                                           258.2                   218.0
---------------------------------------------------------------------------------------------------------------------
Total assets                                                                        $8,505.7                $8,226.8
=====================================================================================================================
Liabilities
Certificates of deposit                                                            $    65.8               $    73.5
Short-term borrowings                                                                1,381.2                 2,304.6
Long-term debt                                                                       5,100.0                 4,010.0
---------------------------------------------------------------------------------------------------------------------
  Total debt                                                                         6,547.0                 6,388.1
Insurance policy and claims reserves                                                   388.6                   386.5
Accounts payable and other liabilities                                                 382.6                   339.8
---------------------------------------------------------------------------------------------------------------------
  Total liabilities                                                                  7,318.2                 7,114.4
---------------------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)                 -                       -
Additional paid-in-capital                                                             163.5                   163.5
Retained earnings                                                                    1,020.8                   974.5
Unrealized gain (loss) on investments                                                    3.5                   (25.3)
Cumulative translation adjustments                                                       (.3)                    (.3)
---------------------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                         1,187.5                 1,112.4
---------------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                          $8,505.7                $8,226.8
=====================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                                        Commercial Credit Company and Subsidiaries
                                                Condensed Consolidated Statement of Cash Flows (Unaudited)
                                                                 (In millions of dollars)

Six months ended June 30,                                                                   1995            1994
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes and minority interest                                          $ 157.5        $  179.0
Adjustments to reconcile income before income taxes and minority interest to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force         3.0            27.2
    Additions to deferred policy acquisition costs                                           (6.4)          (36.4)
    Provision for credit losses                                                              80.8            77.1
    Changes in:
      Insurance policy and claims reserves                                                    2.1            49.9
      Other, net                                                                             47.9           (82.2)
------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                             284.9           214.6
Income taxes (paid)                                                                         (50.5)          (76.6)
------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                 234.4           138.0
------------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                                       (22.1)           (7.1)
Loans originated or purchased                                                            (1,360.2)       (1,429.5)
Loans repaid or sold                                                                      1,069.9         1,071.1
Purchases of investments                                                                   (225.9)         (412.9)
Proceeds from sales of investments                                                          176.0           323.9
Proceeds from maturities of investments                                                       3.4           154.5
Redemption of Parent Company Series Z preferred stock                                         -             100.0
Other, net                                                                                   17.7             7.5
------------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                                  (341.2)         (192.5)
------------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                              (55.0)          (90.0)
Issuance of long-term debt                                                                1,600.0             -
Payments of long-term debt                                                                 (510.0)         (243.8)
Net change in short-term borrowings                                                        (923.4)          368.2
Net change in certificates of deposit                                                        (7.7)           13.6
------------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                 103.9            48.0
------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                          (2.9)           (6.5)
Cash and cash equivalents at beginning of period                                             23.6            25.6
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $   20.7          $ 19.1
==================================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                 $  210.5          $196.1
==================================================================================================================

See Notes to Condensed Consolidated Financial Statements.


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

   On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company (Gulf), to an affiliate, The Travelers Indemnity Company, for $150 in cash and accordingly results of operations for 1995 do not include Gulf's results. The exclusion of Gulf's operations from 1995 results of operations has resulted in a reduction compared to the 1994 period in insurance-related revenues and expenses. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

   The accompanying condensed consolidated financial statements as of June 30, 1995 and for the three-month and six-month periods ended June 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles but is not required for interim reporting purposes has been condensed or omitted.

   FAS 114 and FAS 118. Effective January 1, 1995 the Company adopted Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan," and Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," which describe how impaired loans should be measured when determining the amount of a loan loss accrual. These Statements amended existing guidance on the measurement of restructured loans in a troubled debt restructuring involving a modification of terms. These Statements do not apply to large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, such as the Company's portfolio of consumer finance receivables, and their adoption did not have a material impact on the Company's financial condition, results of operations or liquidity.

2. Consumer Finance Receivables
   ----------------------------

   Consumer finance receivables, net of unearned finance charges of $695.0 and $673.7 at June 30, 1995 and December 31, 1994, respectively, consisted of the following:

                                           June 30, 1995      December 31, 1994
                                           -------------      -----------------
     Real estate-secured loans               $2,917.1             $2,844.7
     Personal loans                           3,009.4              2,874.7
     Credit cards                               734.6                712.5
     Sales finance and other                    441.9                453.5
                                             --------             --------
     Consumer finance receivables             7,103.0              6,885.4
     Accrued interest receivable                 40.5                 42.3
     Allowance for credit losses               (187.8)              (181.9)
                                             --------              -------
     Net consumer finance receivables
                                             $6,955.7             $6,745.8
                                              =======              =======

3. Debt
   ----

   The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At June 30, 1995 and December 31, 1994, short-term borrowings consisted of commercial paper totaling $1,381.2 and $2,304.6, respectively. The Company may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1,200 of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At June 30, 1995, $520 was allocated to the Company.

   At June 30, 1995, the Company had a committed and available revolving credit facility on a stand-alone basis of $1,760 which expires in 1999.

   The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1995, the Company would have been able to remit $291.4 to the Parent under its most restrictive covenants.

   The Company completed the following long-term debt offerings during the first six months of 1995 and, as of August 10, 1995, had $750 available for debt offerings under its shelf registration statement:

     -  7 7/8% Notes due February 1, 2025. . . . . . . . . . .  $200
     -  7 3/4% Notes due March 1, 2005 . . . . . . . . . . . .  $200
     -  7 3/8% Notes due March 15, 2002  . . . . . . . . . . .  $200
     -  7 3/8% Notes due April 15, 2005  . . . . . . . . . . .  $200
     -  6 7/8% Notes due May 1, 2002 . . . . . . . . . . . . .  $200
     -  6 3/4% Notes due May 15, 2000  . . . . . . . . . . . .  $200
     -  6 5/8% Notes due June 1, 2015  . . . . . . . . . . . .  $200
     -  6 1/2% Notes due June 1, 2005  . . . . . . . . . . . .  $200


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

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                        and RESULTS of OPERATIONS

Consolidated Results of Operations

                          Three Months Ended           Six Months Ended
                               June 30,                     June 30,
                         ---------------------      -----------------------
     (In millions)        1995           1994        1995            1994
----------------------------------------------      -----------------------
     Revenues             $347.3       $392.5        $680.5        $776.8
                           =====        =====         =====         =====
     Net income           $ 54.2       $ 56.2        $101.3        $108.8
                           =====        =====         =====         =====


Results of Operations

On December 30, 1994 Commercial Credit Company ("the Company") sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company (Gulf), to an affiliate, The Travelers Indemnity Company, for $150 million in cash and accordingly results of operations for 1995 do not include Gulf's results. The exclusion of Gulf's operations from 1995 results of operations has resulted in a reduction compared to the 1994 period in insurance-related revenues and expenses. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

The net income of the Company for the quarter ended June 30, 1995 was $54.2 million compared to $56.2 million in the corresponding 1994 period. Income before income taxes and minority interest for the quarter ended June 30, 1995 was $84.2 million compared to $91.8 million in the corresponding 1994 period. Revenues for the quarter ended June 30, 1995 were $347.3 million compared to $392.5 million in the corresponding 1994 period, reflecting the impact of the sale referred to above.

The net income of the Company for the six months ended June 30, 1995 was $101.3 million compared to $108.8 million in the corresponding 1994 period. Income before income taxes and minority interest for the six months ended June 30, 1995 was $157.5 million compared to $179.0 million in the corresponding 1994 period. Revenues for the six months ended June 30, 1995 were $680.5 million compared to $776.8 million in the corresponding 1994 period, also reflecting the impact of the sale referred to above.

The following discussion presents in more detail each segment's performance.

     Segment Results for the Three Months Ended June 30, 1995 and 1994
     -----------------------------------------------------------------


Consumer Finance Services

                                           Three Months Ended June 30,
                             ------------------------------------------------
   (In millions)                      1995                   1994
   --------------------------------------------------------------------------
                              Revenues  Net income    Revenues   Net income
   --------------------------------------------------------------------------


   Consumer Finance Services    $337.1       $60.0       $302.5       $54.6
   ==========================================================================

The 10% increase in Consumer Finance net income in the second quarter of 1995 over the same period last year reflects continued growth in receivables outstanding and an improvement in net interest margins for the segment. Receivables outstanding (before allowance for losses and accrued interest receivable) totaled $7.103 billion at the end of the second quarter of 1995 reflecting a 7% increase over June 30, 1994. Receivables growth has been at a somewhat slower pace than in 1994, and could be adversely affected by increasing first mortgage refinancings in the latter half of 1995. Proceeds of such refinancings are sometimes used by the borrowers to pay off second mortgages in the consumer finance portfolio.

The average yield on the portfolio was up 29 basis points from a year ago, to 15.57%. Net interest margin increased 7 basis points to 8.69%, reflecting the higher yield offset somewhat by a higher cost of funds to the segment.

The charge-off rate, which is expected to trend up from the record low levels in 1994, was 2.14% for the quarter versus 2.07% in the comparable
1994 period, but  down slightly from 2.16% in the 1995 first quarter.   60+
day delinquencies were relatively even with last year at 1.86% though up slightly from 1.83% in the first quarter of 1995.

Since the beginning of the year, the number of branches increased by 49, bringing the total number of offices to 877 at quarter end.




                                                        As of, and for, the
                                                    Three Months Ended June 30,
                                                  ------------------------------

                                                       1995                1994
                                                  ------------------------------

          Allowance for losses as % of
            consumer finance receivables              2.64%                2.64%

          Charge-off rate                             2.14%                2.07%

          60 + days past due on a contractual
            basis as % of gross consumer
            finance receivables at quarter end        1.86%                1.88%

Insurance Services
                                         Three Months Ended June 30,
                             ---------------------------------------------------
   (In millions)                         1995                    1994
--------------------------------------------------------------------------------
                                Revenues     Net income   Revenues    Net income
--------------------------------------------------------------------------------
   Gulf                            $ -            $ -        $78.0        $7.7
   Minority interest - Gulf          -              -          -          (3.8)
--------------------------------------------------------------------------------
   Total Insurance Services        $ -            $ -        $78.0       $ 3.9
================================================================================

As previously described, on December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf, to an affiliate, The Travelers Indemnity Company, for $150 million in cash and accordingly results of operations for 1995 do not include Gulf's results.

Corporate and Other

                                          Three Months Ended June 30,
                          ------------------------------------------------------
   (In millions)                     1995                      1994
--------------------------------------------------------------------------------

                            Revenues       Net income   Revenues     Net income
                                           (expense)                  (expense)
--------------------------------------------------------------------------------
   Corporate and other          $10.2           $(5.8)       $12.0      $(2.3)
================================================================================


The increase in Corporate and Other net expense for the second quarter of 1995 compared to the second quarter of 1994 is primarily attributable to increases in interest costs borne at the corporate level.


      Segment Results for the Six Months Ended June 30, 1995 and 1994
      ---------------------------------------------------------------

The overall operating trends for the six months ended June 30, 1995 and 1994 were substantially the same as those of the second quarter periods except as noted below.



Consumer Finance Services

                                              Six Months Ended June 30,
                               -------------------------------------------------
     (In millions)                      1995                      1994
--------------------------------------------------------------------------------
                                Revenues     Net income   Revenues    Net income
--------------------------------------------------------------------------------

     Consumer Finance Services    $660.4         $115.5      $601.8       $105.8
================================================================================


The average yield on the portfolio was up 25 basis points from a year ago, to 15.50%. Net interest margin increased 10 basis points to 8.67%, reflecting the higher yield offset somewhat by a higher cost of funds to the segment. The charge-off rate for the first half of 1995 was 2.15%, compared to 2.16% in the 1994 period.


Insurance Services
                                                  Six Months Ended June 30,
                                 -----------------------------------------------

   (In millions)                         1995                       1994
--------------------------------------------------------------------------------

                                  Revenues   Net income     Revenues  Net income
--------------------------------------------------------------------------------
   Gulf                              $ -          $ -         $152.4     $15.1

   Minority interest - Gulf            -            -            -        (7.5)
--------------------------------------------------------------------------------
   Total Insurance Services          $ -          $ -         $152.4     $ 7.6
================================================================================

Corporate and Other

                                      Six Months Ended June 30,
                          ----------------------------------------------------
   (In millions)                    1995                     1994
------------------------------------------------------------------------------
                             Revenues   Net income   Revenues   Net income
                                        (expense)                (expense)
------------------------------------------------------------------------------
   Corporate and other           $20.1      $(14.2)       $22.6       $(4.6)
===============================================================================


The increase in Corporate and Other net expense for the first half of 1995 compared to the first half of 1994 is primarily attributable to increases in interest costs borne at the corporate level.


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

The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.2 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At June 30, 1995, $520 million was allocated to the Company. In addition at June 30, 1995, the Company had committed and available revolving credit facilities on a stand-alone basis of $1.760 billion which expires in 1999.

As of June 30, 1995, the Company had unused credit availability of $2.280 billion under five-year revolving credit facilities.

The Company completed the following long-term debt offerings in 1995 and, as of August 10, 1995, had $750 million available for debt offerings under its shelf registration statement:

     -  7 7/8% Notes due February 1, 2025  . . . . . .  $200 million
     -  7 3/4% Notes due March 1, 2005 . . . . . . . .  $200 million
     -  7 3/8% Notes due March 15, 2002  . . . . . . .  $200 million
     -  7 3/8% Notes due April 15, 2005  . . . . . . .  $200 million
     -  6 7/8% Notes due May 1, 2002 . . . . . . . . .  $200 million
     -  6 3/4% Notes due May 15, 2000  . . . . . . . .  $200 million
     -  6 5/8% Notes due June 1, 2015  . . . . . . . .  $200 million
     -  6 1/2% Notes due June 1, 2005  . . . . . . . .  $200 million


The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1995, the Company would have been able to remit $291.4 million to the Parent under its most restrictive covenants.

                        PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               See Exhibit Index.

          (b)  Reports on Form 8-K:

               On April 17, 1995, the Company filed a Current Report on Form 8-K, dated April 17, 1995, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1995, and certain other selected financial data.

               On April 19, 1995, the Company filed a Current Report on
Form 8-K, dated April 17, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 7 3/8% Notes due April 15, 2005.

               On May 9, 1995, the Company filed a Current Report on Form 8-K, dated May 5, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 7/8% Notes due May 1, 2002.

               On May 18, 1995, the Company filed a Current Report on Form 8-K, dated May 16, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 3/4% Notes due May 15, 2000.

               On June 1, 1995, the Company filed a Current Report on Form 8-K, dated May 30, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 5/8% Notes due June 1, 2015.

               On June 7, 1995, the Company filed a Current Report on Form 8-K, dated June 2, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/2% Notes due June 1, 2005.

               On June 22, 1995, the Company filed a Current Report on Form 8-K, dated June 20, 1995, filing certain exhibits under Item 7 thereof relating to the commencement of the Company's Medium-Term Note Program.

               No other reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1995; however, on July 17, 1995, the Company filed a Current Report on Form 8-K, dated July 17, 1995, reporting under Item 5 thereof the results of its operations for the three months and six months ended June 30, 1995, and certain other selected financial data.

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



                         Commercial Credit Company





Date:  August 11, 1995                    By   /s/ William R. Hofmann
                                             -----------------------------
                                                    William R. Hofmann
                                                     Vice President
                                              (Principal Financial Officer)







Date:  August 11, 1995                    By   /s/ Irwin Ettinger
                                             -----------------------------
                                                   Irwin Ettinger
                                                 Senior Vice President