Form 10-Q
period 1995-09-30
COMMERCIAL CREDIT CO
filed 1995-11-14
CIK 201499

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D. C. 20549

                                 FORM 10-Q

/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1995

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

                             -----------------

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

                             TABLE OF CONTENTS
                             -----------------

                       Part I - Financial Information


Item 1. Financial Statements:                                           Page No.
                                                                        --------

    Condensed Consolidated Statement of Income (Unaudited) -
      Three and Nine Months Ended September 30, 1995 and 1994              3

    Condensed Consolidated Statement of Financial Position -
      September 30, 1995 (Unaudited) and December 31, 1994                 4

    Condensed Consolidated Statement of Cash Flows (Unaudited) -
      Nine Months Ended September 30, 1995 and 1994                        5

    Notes to Condensed Consolidated Financial Statements - (Unaudited)     6


Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9


                        Part II - Other Information


Item 6. Exhibits and Reports on Form 8-K                                  14

Exhibit Index                                                             15

Signatures                                                                16

                                Commercial Credit Company and Subsidiaries
                          Condensed Consolidated Statement of Income (Unaudited)
                                         (In millions of dollars)




                                                            Three months ended               Nine months ended
                                                               September 30,                   September 30,
                                                              1995          1994             1995         1994
---------------------------------------------------------------------------------------------------------------
Revenues
Finance related interest and other charges                 $284.5         $262.4          $833.0        $760.6
Insurance premiums                                           35.8           98.8            99.2         284.0
Net investment income                                        12.7           18.9            37.2          55.4
Other income                                                 22.7           25.0            66.8          81.9
---------------------------------------------------------------------------------------------------------------
  Total revenues                                            355.7          405.1         1,036.2       1,181.9
---------------------------------------------------------------------------------------------------------------

Expenses
Interest                                                    116.7          103.1           346.8         293.4
Policyholder benefits and claims                             12.6           59.8            36.8         174.3
Insurance underwriting, acquisition and operating             7.2           28.4            20.5          76.7
Non-insurance compensation and benefits                      49.4           45.9           147.8         137.1
Provision for credit losses                                  41.1           35.3           121.9         112.3
Other operating                                              38.1           37.8           114.3         114.3
---------------------------------------------------------------------------------------------------------------
   Total expenses                                           265.1          310.3           788.1         908.1
---------------------------------------------------------------------------------------------------------------

Income before income taxes and minority interest             90.6           94.8           248.1         273.8
Provision for income taxes                                   29.7           33.1            85.9          95.8
---------------------------------------------------------------------------------------------------------------

Income before minority interest                              60.9           61.7           162.2         178.0
Minority interest, net of income taxes                        -             (3.9)            -           (11.4)
---------------------------------------------------------------------------------------------------------------

Net income                                                 $ 60.9         $ 57.8         $ 162.2        $166.6
===============================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                Commercial Credit Company and Subsidiaries
                          Condensed Consolidated Statement of Financial Position
                            (In millions of dollars, except per share amounts)



                                                                          September 30, 1995    December 31,1994
---------------------------------------------------------------------------------------------------------------
Assets                                                                        (Unaudited)
Cash and cash equivalents                                                      $    13.5              $  23.6
Investments:
   Fixed maturities:
     Available for sale, at market value (cost - $723.7 and $713.6)                727.9                673.4
   Equity securities, at market value (cost - $29.9 and $20.7)                      32.0                 19.6
   Mortgage loans                                                                  183.5                173.0
   Short-term and other                                                             65.7                 36.6
--------------------------------------------------------------------------------------------------------------
  Total investments                                                              1,009.1                902.6
--------------------------------------------------------------------------------------------------------------
Consumer finance receivables                                                     7,186.9              6,927.7
Allowance for losses                                                              (188.9)              (181.9)
--------------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                               6,998.0              6,745.8
Other receivables                                                                  166.6                216.4
Deferred policy acquisition costs                                                   22.4                 18.3
Cost of acquired businesses in excess of net assets                                 99.2                102.1
Other assets                                                                       195.4                218.0
--------------------------------------------------------------------------------------------------------------
Total assets                                                                    $8,504.2             $8,226.8
==============================================================================================================
Liabilities
Certificates of deposit                                                        $    74.7            $    73.5
Short-term borrowings                                                            1,287.2              2,304.6
Long-term debt                                                                   5,150.0              4,010.0
--------------------------------------------------------------------------------------------------------------
  Total debt                                                                     6,511.9              6,388.1
Insurance policy and claims reserves                                               390.3                386.5
Accounts payable and other liabilities                                             407.9                339.8
--------------------------------------------------------------------------------------------------------------
  Total liabilities                                                              7,310.1              7,114.4
--------------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)             -                    -
Additional paid-in-capital                                                         163.5                163.5
Retained earnings                                                                1,026.7                974.5
Unrealized gain (loss) on investments                                                4.2                (25.3)
Cumulative translation adjustments                                                   (.3)                 (.3)
--------------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                     1,194.1              1,112.4
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                      $8,504.2             $8,226.8
==============================================================================================================

See Notes to Condensed Consolidated Financial Statements.


                              Commercial Credit Company and Subsidiaries
                      Condensed Consolidated Statement of Cash Flows (Unaudited)
                                       (In millions of dollars)


Nine months ended September 30,                                                              1995         1994
---------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes and minority interest                                          $ 248.1      $  273.8
Adjustments to reconcile income before income taxes and minority interest to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force         5.2          41.6
    Additions to deferred policy acquisition costs                                           (9.1)        (59.1)
    Provision for credit losses                                                             121.9         112.3
    Changes in:
      Insurance policy and claims reserves                                                    3.8          98.6
      Other, net                                                                            148.2         (22.4)
---------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                             518.1         444.8
Income taxes (paid)                                                                         (90.5)       (112.0)
---------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                 427.6         332.8
---------------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                                       (23.0)          -
Loans originated or purchased                                                            (2,050.4)     (2,137.1)
Loans repaid or sold                                                                      1,656.8       1,588.1
Purchases of investments                                                                   (314.9)       (565.0)
Proceeds from sales of investments                                                          255.8         468.0
Proceeds from maturities of investments                                                       1.1          80.3
Redemption of Parent Company Series Z preferred stock                                         -           100.0
Other, net                                                                                   23.1          (5.2)
---------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                                  (451.5)       (470.9)
---------------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                             (110.0)       (135.0)
Issuance of long-term debt                                                                1,800.0         200.0
Payments of long-term debt                                                                 (660.0)       (243.7)
Net change in short-term borrowings                                                      (1,017.4)        285.2
Net change in certificates of deposit                                                         1.2          17.3
---------------------------------------------------------------------------------------------------------------
  Net cash provided by financing activities                                                  13.8         123.8
---------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                         (10.1)        (14.3)
Cash and cash equivalents at beginning of period                                             23.6          25.6
---------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $   13.5        $ 11.3
===============================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                                 $  323.8        $285.3
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

   The accompanying condensed consolidated financial statements as of September 30, 1995 and for the three-month and nine-month periods ended September 30, 1995 and 1994 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected.
   The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

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

                Notes  to   Condensed  Consolidated   Financial  Statements
(continued)

2. Consumer Finance Receivables
   ----------------------------

   Consumer finance receivables, net of unearned finance charges of $695.6 and $673.7 at September 30, 1995 and December 31, 1994, respectively, consisted of the following:


                                        September 30, 1995    December 31, 1994
                                        ------------------    -----------------
   Real estate-secured loans                 $2,927.8              $2,844.7
   Personal loans                             3,045.7               2,874.7
   Credit cards                                 723.6                 712.5
   Sales finance and other                      448.6                 453.5
                                             --------              --------
   Consumer finance receivables               7,145.7               6,885.4
   Accrued interest receivable                   41.2                  42.3
   Allowance for credit losses                 (188.9)               (181.9)
                                             --------               -------
   Net consumer finance receivables          $6,998.0              $6,745.8


3. Debt
   ----

   The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At September 30, 1995 and December 31, 1994, short-term borrowings consisted of commercial paper totaling $1,287.2 and $2,304.6, respectively. The Company may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1,000 of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At September 30, 1995, $475 was allocated to the Company.

   At September 30, 1995, the Company had a committed and available revolving credit facility on a stand-alone basis of $1,500 which expires in 1999.

   The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1995, the Company would have been able to remit $285.9 to the Parent under its most restrictive covenants.

   The Company completed the following long-term debt offerings during the first nine months of 1995 and, as of November 10, 1995, had $550 available for debt offerings under its shelf registration statement:


        -  7 7/8% Notes due February 1, 2025 . . . . . . . . . . . . .  $200
        -  7 3/4% Notes due March 1, 2005  . . . . . . . . . . . . . .  $200
        -  7 3/8% Notes due March 15, 2002 . . . . . . . . . . . . . .  $200
        -  7 3/8% Notes due April 15, 2005 . . . . . . . . . . . . . .  $200
        -  6 7/8% Notes due May 1, 2002  . . . . . . . . . . . . . . .  $200
        -  6 3/4% Notes due May 15, 2000 . . . . . . . . . . . . . . .  $200
        -  6 5/8% Notes due June 1, 2015 . . . . . . . . . . . . . . .  $200
        -  6 1/2% Notes due June 1, 2005 . . . . . . . . . . . . . . .  $200
        -  6 3/8% Notes due September 15, 2002 . . . . . . . . . . . .  $200


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

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                         and RESULTS of OPERATIONS

Consolidated Results of Operations

                            Three Months Ended     Nine Months Ended
                              September 30,          September 30,
                          ---------------------   ----------------------
    (In millions)           1995         1994       1995        1994
   ---------------------------------------------------------------------

    Revenues                $355.7      $405.1     $1,036.2     $1,181.9
                             =====       =====      =======      =======
    Net income              $ 60.9      $57.8        $162.2       $166.6
                             =====       =====      =======      =======

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

The net income of the Company for the quarter ended September 30, 1995 was $60.9 million compared to $57.8 million in the corresponding 1994 period. Revenues for the quarter ended September 30, 1995 were $355.7 million compared to $405.1 million in the corresponding 1994 period, reflecting the impact of the sale referred to above.

The net income of the Company for the nine months ended September 30, 1995 was $162.2 million compared to $166.6 million in the corresponding 1994 period. Revenues for the nine months ended September 30, 1995 were $1,036.2 million compared to $1,181.9 million in the corresponding 1994 period, also reflecting the impact of the sale referred to above.


The following discussion presents in more detail each segment's performance.

   Segment Results for the Three Months Ended September 30, 1995 and 1994
   ----------------------------------------------------------------------

Consumer Finance Services


                                           Three Months Ended September 30,
                                 -----------------------------------------------
     (In millions)                         1995                   1994
    ----------------------------------------------------------------------------
                                 Revenues    Net income   Revenues    Net income
    ----------------------------------------------------------------------------
     Consumer Finance Services     $343.0      $65.1       $312.5       $59.1
    ============================================================================

The 10% increase in Consumer Finance net income in the third quarter of 1995 over the same period last year reflects continued growth in receivables outstanding. Receivables outstanding (before allowance for losses and accrued interest receivable) totaled $7.146 billion at the end of the third quarter of 1995 reflecting a 6% increase over September 30, 1994. Receivables growth has been at a somewhat slower pace than in 1994, and could be adversely affected by increasing first mortgage refinancings in the latter part of 1995. Proceeds of such refinancings are sometimes used by the borrowers to pay off second mortgages in the consumer finance portfolio.

The average yield on the portfolio was up 28 basis points from a year ago, to 15.77%. Net interest margin was 8.86% in both periods, reflecting in the current period the higher yield offset by a higher cost of funds to the segment.

The charge-off rate, which is expected to continue to trend up from the record low levels in 1994, was 2.24% for the quarter versus 1.91% in the comparable 1994 period. 60+ day delinquencies were at 1.97% up from 1.90% in the third quarter of 1994.

Since the beginning of the year, the number of branches increased by 49, bringing the total number of offices to 877 at quarter end.


                                                     As of, and for, the
                                               Three Months Ended September 30,
                                              ---------------------------------
                                                    1995       1994
                                              ---------------------------------

      Allowance for losses as % of
        consumer finance receivables               2.64%       2.64%
      Charge-off rate                              2.24%       1.91%

      60 + days past due on a contractual
        basis as % of gross consumer
        finance receivables at quarter end         1.97%       1.90%


Insurance Services

                                          Three Months Ended September 30,
                               -------------------------------------------------
(In millions)                               1995                        1994
--------------------------------------------------------------------------------
                               Revenues   Net income      Revenues   Net income
--------------------------------------------------------------------------------
Gulf                              $ -          $ -           $79.5       $7.7

Minority interest - Gulf            -            -             -         (3.9)
--------------------------------------------------------------------------------
Total Insurance Services          $ -          $ -           $79.5      $ 3.8
================================================================================

As previously described, on December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf, to an affiliate, The Travelers Indemnity Company, for $150 million in cash and accordingly results of operations for 1995 do not include Gulf's results.

Corporate and Other


                                          Three Months Ended September 30,
                               -------------------------------------------------
(In millions)                               1995                        1994
--------------------------------------------------------------------------------
                               Revenues   Net income      Revenues   Net income
                                           (expense)                  (expense)
--------------------------------------------------------------------------------
  Corporate and other            $12.7        $(4.2)         $13.1       $(5.1)
================================================================================

The decrease in Corporate and Other net expense for the third quarter of
1995 compared to the third   quarter of 1994 is primarily attributable to
lower staff expenses and was offset by increases in interest costs borne at the corporate level.


   Segment Results for the Nine Months Ended September 30, 1995 and 1994
   ---------------------------------------------------------------------

The overall operating trends for the nine months ended September 30, 1995 and 1994 were substantially the same as those of the third quarter periods except as noted below.


Consumer Finance Services


                                          Nine Months Ended September 30,
                               -------------------------------------------------
(In millions)                               1995                        1994
--------------------------------------------------------------------------------
                               Revenues   Net income      Revenues   Net income
--------------------------------------------------------------------------------
  Consumer Finance Services    $1,003.4     $180.6         $914.3       $164.9
================================================================================


The average yield on the portfolio was up 26 basis points from a year ago, to 15.59%. Net interest margin increased 6 basis points to 8.73%, reflecting the higher yield offset by a higher cost of funds to the segment. The charge-off rate for the first nine months of 1995 was 2.18%, compared to 2.08% in the 1994 period.


Insurance Services

                                          Nine Months Ended September 30,
                               -------------------------------------------------
(In millions)                               1995                        1994
--------------------------------------------------------------------------------
                               Revenues   Net income      Revenues   Net income
--------------------------------------------------------------------------------
  Gulf                           $ -          $ -          $231.9        $22.8

  Minority interest Gulf -         -            -              -         (11.4)

--------------------------------------------------------------------------------
Total Insurance Services         $ -          $ -          $231.9       $ 11.4
================================================================================

                                          Nine Months Ended September 30,
                               -------------------------------------------------
(In millions)                               1995                        1994
--------------------------------------------------------------------------------
                               Revenues   Net income      Revenues   Net income
                                           (expense)                  (expense)
--------------------------------------------------------------------------------
  Corporate and other            $32.8        $(18.4)       $35.7       $(9.7)
================================================================================


The increase in Corporate and Other net expense for the first nine months of 1995 compared to the first nine months of 1994 is primarily attributable to increases in interest costs borne at the corporate level.


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

Travelers Group Inc. (the Parent), the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. At September 30, 1995, $475 million was allocated to the Company. In addition at September 30, 1995, the Company had committed and available revolving credit facilities on a stand-alone basis of $1.500 billion which expires in 1999.

As of September 30, 1995, the Company had unused credit availability of $1.975 billion under five-year revolving credit facilities.

The Company completed the following long-term debt offerings in 1995 and, as of November 10, 1995, had $550 million available for debt offerings under its shelf registration statement:

        -  7 7/8% Notes due February 1, 2025 . . . . . . . . .  $200 million
        -  7 3/4% Notes due March 1, 2005  . . . . . . . . . .  $200 million
        -  7 3/8% Notes due March 15, 2002 . . . . . . . . . .  $200 million
        -  7 3/8% Notes due April 15, 2005 . . . . . . . . . .  $200 million
        -  6 7/8% Notes due May 1, 2002  . . . . . . . . . . .  $200 million
        -  6 3/4% Notes due May 15, 2000 . . . . . . . . . . .  $200 million
        -  6 5/8% Notes due June 1, 2015 . . . . . . . . . . .  $200 million
        -  6 1/2% Notes due June 1, 2005 . . . . . . . . . . .  $200 million
        -  6 3/8% Notes due September 15, 2002 . . . . . . . .  $200 million

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1995, the Company would have been able to remit $285.9 million to the Parent under its most restrictive covenants.

Accounting Standards Not Yet Adopted
In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company along with affiliated companies participates in stock option and incentive plans sponsored by the Parent. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

                        PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

          For information concerning certain purported class action
lawsuits filed against the Company and certain of its subsidiaries in May and June 1994, see the description that appears in the second paragraph of page 2 of the Company's filing on Form 8-K dated July 13, 1994, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-Q. The Lawrence case was stayed pending a decision by the Supreme Court of Alabama
--------
in a case raising similar issues regarding credit life insurance.  In
October, 1995 the Supreme Court of Alabama reversed the dismissal of that case and, as such, the Company anticipates that the stay will be lifted.
The Erkins case was dismissed without prejudice in March 1995, and claims
    ------
relating only to nonfiling insurance have been restated in an amended complaint filed in March 1995 in the Nobels action. On September 22,
                                     ------
1995, an additional purported class action lawsuit was filed against subsidiaries of the Company in Alabama. The case, entitled Royster
                                                           ------
v. Commercial Credit Corporation and American Health and Life Insurance
-----------------------------------------------------------------------
Company was filed in the Circuit Court for Walker County on behalf of
-------
borrowers who purchased credit life insurance in connection with installment purchase contracts and other personal loans. Plaintiffs, who seek unspecified compensatory and punitive damages, declaratory relief, voiding excess premium charges, and injunctive relief, assert claims for breach of contract, fraud, outrage and unconscionability. The Company believes it has meritorious defenses and intends to contest the allegations.

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

               On September 18, 1995, the Company filed a Current Report on Form 8-K, dated September 14, 1995, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 3/8% Notes due September 15, 2002.

               No other reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1995; however, on October 16, 1995, the Company filed a Current Report on Form 8-K, dated October 16, 1995, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1995, and certain other selected financial data.

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

12.01     Computation of Ratio of Earnings to Fixed Charges.          Electronic

27.01     Financial Data Schedule                                     Electronic

99.01     The second paragraph of page 2 of the Company's Current     Electronic
          Report on Form 8-K dated July 13, 1994, File No. 1-6594.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         Commercial Credit Company




Date:  November 13, 1995         By   /s/ William R. Hofmann
                                    -----------------------------
                                           William R. Hofmann
                                            Vice President
                                     (Principal Financial Officer)







Date:  November 13, 1995    By         /s/ Irwin Ettinger
                               ---------------------------------------
                                           Irwin Ettinger
                                         Senior Vice President
                                      (Chief Accounting Officer)

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

12.01     Computation of Ratio of Earnings to Fixed Charges.          Electronic

27.01     Financial Data Schedule                                     Electronic

99.01     The second paragraph of page 2 of the Company's Current     Electronic
          Report on Form 8-K dated July 13, 1994, File No. 1-6594.