Form 10-K
period 1995-12-31
COMMERCIAL CREDIT CO
filed 1996-03-27
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                         ------------------------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1995

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

          Title of each class                    Name of each exchange
          -------------------                     on which registered
                                                  -------------------

     8% Notes due September 1, 1996            New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction J (1) (a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Because the registrant is an indirect wholly owned subsidiary of Travelers Group Inc., none of the registrant's outstanding voting stock is held by nonaffiliates of the registrant. As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was issued and outstanding.

                            COMMERCIAL CREDIT COMPANY

                           Annual Report on Form 10-K

                     For Fiscal Year Ended December 31, 1995
                         ______________________________

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
4.    Omitted Pursuant to General Instruction J


      Part II
      -------

5.    Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . . . 10
6.    Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . . . 11
7.    Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . . . . . 12
8.    Financial Statements and Supplementary Data . . . . . . . . . . . . . . 18
9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . . . . . . . . . . . . 18


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
      Index to Consolidated Financial Statements and Schedules  . . . . . .  F-1

                                     PART I
                                     ------


Item 1.  BUSINESS.

                                   THE COMPANY

         Commercial Credit Company (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in consumer finance services. The Company's predecessor was founded in 1912. The Company is a wholly owned subsidiary of Travelers Group Inc. ("Travelers Group"), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services (through the Company); (iii) Life Insurance Services; and (iv) Property & Casualty Insurance Services. The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

         On December 30, 1994, the Company sold its 50% interest in Commercial Insurance Resources, Inc. ("CIRI"), the parent of Gulf Insurance Company ("Gulf"), to an affiliate, The Travelers Indemnity Company ("Travelers Indemnity"), for $150 million. See Note 2 of Notes to Consolidated Financial Statements. The Company's Consolidated Financial Statements include the results of operations of Gulf for 1993 and 1994, and Travelers Indemnity's interest in Gulf for those periods is shown as minority interest.

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

Consumer Finance

         As of December 31, 1995, the Company maintained 850 loan offices in 43 states. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide. Total consumer finance receivables of this segment at December 31, 1995, 1994 and 1993 were approximately $7.2 billion, $6.9 billion and $6.3 billion, respectively. For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 5 of Notes to Consolidated Financial Statements.

         Loans to consumers by the Consumer Finance Services unit include both fixed and variable rate secured and unsecured personal loans and real estate-secured loans and fixed rate loans to finance consumer goods purchases. Credit card loans are discussed below. The Company's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for the Company's consumer loans consists of households with an annual income of $20,000 to $50,000. The number of loan customers (excluding credit card customers) was approximately 1,408,000 at December 31, 1995, as compared to 1,306,000 at December 31, 1994 and approximately 1,142,000 at December 31, 1993. A loan program of the Company solicits applications for loans through the sales force of the Primerica Financial Services group of companies, which are subsidiaries of Travelers Group. At December 31, 1995, the total loans outstanding generated from this program were $1.258 billion, as compared to $1.107 billion at December 31, 1994 and $765 million at December 31, 1993.

         The average amount of cash advanced per personal loan made was approximately $4,200 in each of 1995 and 1994 and approximately $3,800 in 1993. The average amount of cash advanced per real estate-secured loan made was approximately $26,300 in 1995, $28,400 in 1994 and $28,800 in 1993. The average annual yield for loans in 1995 was 15.64%, as compared to 15.41% in 1994 and 15.83% in 1993. The average annual yield for personal loans in 1995 was 20.23%, as compared to 20.20% in 1994 and 20.11% in 1993 and for real estate-secured loans it was 12.33% in 1995, as compared to 12.20% in 1994 and 13.14% in 1993.
The average yield for real estate-secured loans has been affected by the availability of a variable rate product and by decreases generally in prevailing market interest rates. The Company's average net interest margin for loans was 8.79% in 1995, 8.76% in 1994 and 8.44% in 1993.

         The Company's delinquency and charge-off rates reached historically low levels in 1994 and rose in 1995, consistent with recent industry trends. The Company expects this upward trend to continue in 1996. See "Delinquent Receivables and Loss Experience," below.

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

         The table below shows the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

RATIO OF RECEIVABLES DELINQUENT 60 DAYS OR MORE TO GROSS RECEIVABLES OUTSTANDING (1)

                             Real
                             Estate-
                    Personal Secured Credit   Sales   Total
                    Loans    Loans   Cards    Finance Consumer
                    -----    -----   ------   ------- --------
As of December 31,
------------------
   1995             2.89%    1.42%   1.40%    2.17%   2.14%
   1994             2.40%    1.48%   1.05%    1.79%   1.88%
   1993             2.62%    2.15%   1.03%    1.54%   2.21%

__________________________
(1) The receivable balance used for these ratios is before the deduction of unearned finance charges and excludes accrued interest receivable. Receivables delinquent 60 days or more include, for all periods presented, accounts in the process of foreclosure.

         The following table shows the ratio of net charge-offs to average Consumer Finance Receivables. For all periods presented, the following ratios give effect to all deferred origination costs.

        Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                             Real
                             Estate-
                    Personal Secured Credit   Sales   Total
                    Loans    Loans   Cards    Finance Consumer
                    -----    -----   ------   ------- --------
 Year Ended
 December 31,
 ------------
   1995             4.01%    0.64%   2.04%    2.46%   2.28%
   1994             3.50%    0.82%   1.83%    2.03%   2.08%
   1993             4.08%    0.84%   2.56%    1.78%   2.36%

         The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables.

          Ratio of Allowance For Losses to Consumer Finance Receivables

                               As of December 31,
                               ------------------
                                 1995   2.66%
                                 1994   2.64%
                                 1993   2.64%

Credit-Related Insurance

         American Health and Life Insurance Company ("AHL"), a subsidiary of the Company, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time. At a minimum, credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL include auto single interest and involuntary unemployment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period.

         The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:

                   Consumer Finance Insurance Premiums Written
                                  (in millions)

                                                         Year Ended December 31,
                                                         -----------------------
                                                         1995      1994     1993
                                                         ----      ----     ----
Premiums written by AHL and its affiliates(1)
     Writings for consumer finance:
         Credit life . . . . . . . . . . . . .          $41.8      $43.3   $36.4
         Credit disability and other . . . . .           65.5       69.7    49.2
                                                        -----     ------   -----
              Total                                    $107.3     $113.0   $85.6
                                                       ======     ======   =====
Premiums written by other insurance companies(2)
         Credit property and other. . . . . . .         $51.6      $52.8   $38.7
                                                        =====      =====   =====
_________________________
(1)  Premiums are written by AHL and other subsidiaries of Travelers Group.
(2) Premiums are written by nonaffiliated insurers for consumer finance customers.

         Net premiums written were relatively flat in 1995 compared to 1994 primarily due to slower growth in loan receivables. The increase in 1994 written premiums over 1993 is primarily the result of the increase in receivables and expanded availability of certain products in additional states.

         See Note 7 of Notes to Consolidated Financial Statement for information regarding reinsurance activities.

Investments

         The investment holdings of the insurance companies at December 31, 1995 were composed primarily of fixed income securities and short-term investments with a weighted average quality rating of A1. State insurance laws prescribe the types, quality and diversity of permissible investments for insurance companies. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the investment portfolios.

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

         The following table sets forth aggregate information regarding credit cards issued by The Travelers Bank and The Travelers Bank USA:

                    Credit Cardholders and Total Outstandings
                      (outstandings in millions of dollars)


                                       As of and for the year ended December 31,
                                       -----------------------------------------
                                             1995          1994             1993
                                             ----          ----             ----
Approximate total credit cardholders       753,000      621,000          534,000
Approximate gold credit cardholders        615,000      519,000          478,000
Total outstandings                          $761.8       $712.5           $697.1
Average annual yield                         12.51%       11.88%          11.66%

         The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

         The banks offer deposit-taking services (which as to The Travelers
Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1995, deposits of unaffiliated entities were $98.3 million as compared to $73.5 million at December 31, 1994 and $56.5 million at December 31, 1993.

Competition

         The consumer finance business competes with banks, savings and loan associations, credit unions, credit card issuers and other consumer finance companies. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Deregulation of banking institutions has greatly expanded the consumer lending products permitted to be offered by these institutions, and because of their long-standing insured deposit base, many of them are able to offer financial services on very competitive terms. The Company believes that it is able to compete effectively with such institutions. In particular, the Company believes that the diversity and features of the products it offers, personal service, and cultivation of repeat and referral business support and strengthen its competitive position in its Consumer Finance Services businesses.

Regulation

         Most consumer finance activities are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. The Company's banks, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. These banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, among other things, prevents the Company from acquiring or forming most types of new banks or savings and loan institutions and, with respect to The Travelers Bank, restricts cross-marketing of products by or of certain affiliates. The Company's banks are also subject to the Community Reinvestment Act, which assesses the bank's record in helping to meet the credit needs of low and moderate income persons in such bank's delineated community. The Company believes that it complies in all material respects with applicable regulations.

         The Real Estate Settlement Procedures Act of 1974 ("RESPA") covers real estate-secured loans that are subordinated to other mortgage loans. Generally, RESPA requires disclosure of certain information to customers and regulates the receipt or payment of fees or charges for services performed.

         The Company's insurance subsidiaries are subject to considerable regulation and supervision by insurance departments or other authorities in each state or other jurisdiction in which they transact business. The extent of regulation varies but generally has its source in statutes that delegate regulatory, supervisory and administrative authority to a department of insurance. The purpose of such regulation and supervision is primarily to provide safeguards for policyholders, rather than to protect the interests of the insurers' stockholders. State laws also regulate transactions and dividends between an insurance company and its parent or affiliates, and require prior approval or notification of any change in control of an insurance subsidiary. In addition, under insurance holding company legislation, most states regulate affiliated groups with respect to intercompany transfers of assets, service arrangements and dividend payments from insurance subsidiaries. State insurance departments also conduct periodic examinations of the affairs of insurance companies and require the filing of annual and other reports relating to the financial condition of companies and other matters.

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

                         CORPORATE AND OTHER OPERATIONS

         The Corporate and Other segment consists of corporate staff and treasury operations, corporate investments and certain corporate income and expenses that have not been allocated to the operating subsidiaries. During 1993, this segment also included the Company's share of equity income of The Travelers Corporation ("old Travelers"). See Notes 2 and 3 of Notes to Consolidated Financial Statements.

Investment in Travelers

         The Company holds 2,105 shares of Cumulative Adjustable Rate Preferred Stock, Series Y, of Travelers Group, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by Travelers Group at certain times. In 1994, the Company exchanged the shares of Travelers Group common stock that it had acquired in the merger of old Travelers into Travelers Group for shares of the preferred stock, which had a value equal to the market value of the common shares at the time the exchange was agreed upon.

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

         At December 31, 1995, the Company had approximately 5,000 full-time employees. The Company also employs part-time employees.

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

         The following table sets forth information concerning annual weighted average interest rates on the Company's borrowed funds:

                     Annual Weighted Average Interest Rates

                                                    Years ended December 31,
                                                    ------------------------
                                                    1995     1994      1993
                                                    ----     ----      ----
    Savings accounts, certificates and
      deposits  . . . . . . . . . . . . . . . . .   6.4%     4.6%       4.4%
    Short-term borrowings (1) . . . . . . . . . .   6.0%     4.4%       3.2%
    Long-term borrowings  (2) . . . . . . . . . .   7.6%     7.7%       8.0%
    Total borrowings  . . . . . . . . . . . . . .   7.2%     6.4%       6.3%

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

Item 2.  PROPERTIES.

         The Company is engaged in the business of providing services that are generally not dependent upon their physical plant. Offices and other properties used by the Company and its subsidiaries are located throughout the United States. Most office locations and other properties are leased on terms and for durations that are reflective of commercial standards in the communities where such offices and other properties are located. A few offices are owned, none of which is material to the Company's financial condition or operations.

         The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 12 of Notes to Consolidated Financial Statements.

Item 3.  LEGAL PROCEEDINGS.


         For information concerning certain purported class action lawsuits filed against the Company and certain of its subsidiaries in May and June 1994 and in September 1995, see the descriptions that appear in the second paragraph of page 2 of the Company's filing on Form 8-K dated July 13, 1994, and the first paragraph of page 14 of the Company's filing on Form 10-Q for the third quarter ended September 30, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. In October 1995 and February 1996, two additional purported class actions, entitled McCurdy v. American General Finance and McMahon v. Commercial Credit Corporation, were filed in the U.S. District Court for the Middle District of Alabama and the Circuit Court for Shelby County, Alabama, respectively, on behalf of borrowers who purchased credit life and/or credit property insurance from subsidiaries of the Company, among others, with allegations similar to those in the earlier cases referred to above. Plaintiffs seek unspecified compensatory and punitive damages, among other things. The Company believes it has meritorious defenses to these actions and intends to contest the allegations.

         As previously disclosed, a number of actions have been filed in the Circuit Court of Alabama, mostly in Barbour County, against certain subsidiaries of the Company. The plaintiffs in these cases are individual borrowers who allege that they have been misled or induced to refinance existing loans instead of receiving a new extension of credit. The suits generally allege that the refinanced loans carried excessive and/or unnecessary fees and charges that were not fully disclosed to the borrower, and in some cases that borrowers were improperly required to purchase credit insurance products. The first of these lawsuits was commenced in October 1994. From March through April 1995, 27 additional borrowers have sued on similar theories and since January 1996, six additional borrowers have sued. The plaintiffs seek unspecified compensatory and punitive damages. The Company believes it has meritorious defenses to these actions and intends to defend vigorously the allegations.

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

                                     PART II
                                     -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         All of the outstanding common stock of the Company is owned by CCC Holdings, Inc., which is a wholly owned subsidiary of Travelers Group.

ITEM 6.  SELECTED FINANCIAL DATA


                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                            (In millions of dollars)





Year Ended December 31,    1995         1994       1993       1992         1991
-----------------------  --------    --------   --------   --------     --------
Total revenues (1)      $1,392.4    $1,598.0   $1,580.3   $1,523.5     $1,459.1

Income before
cumulative effect
of accounting
changes (2)               $219.9      $221.9     $291.8     $281.2       $203.2

Net income (2),(3)        $219.9      $221.9     $286.0     $263.1       $203.2


December 31,
-------------
Total assets            $8,634.5    $8,226.8   $8,893.7   $8,039.0     $7,726.7
Total debt              $6,692.5    $6,388.1   $6,232.6   $5,750.9     $5,835.5



----------------------

(1) On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company
(Gulf), and accordingly results of operations for 1995 do not include Gulf's results. The exclusion of Gulf's operations from 1995 results of operations has resulted in a reduction compared to the prior periods in insurance-related revenues and expenses.

(2) Included in 1993 results are $34.9 million of equity in the income of The Travelers Corporation (old Travelers) and after-tax investment portfolio gains of $30.3 million. Included in 1992 results are after-tax gains of $7.1 million from the sale of stock of subsidiaries and affiliates and $22.7 million from the sale of a common stock investment in Musicland Stores Corporation.

(3) See Note 1 of Notes to Consolidated Financial Statements for information regarding accounting changes in 1993. Included in net income for 1993 is an after-tax charge of $2.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 106, and an after-tax charge of $3.4 million resulting from the adoption of Statement of Financial Accounting Standards No.
112. Included in net income for 1992 is an after-tax charge of $18.1 million resulting from the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

ITEM 7.       MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

Consolidated Results of Operations
                                                    Year Ended December 31,
  ($ in millions)                                    1995      1994       1993
------------------------------------------------------------------------------
  Revenues                                       $1,392.4  $1,598.0   $1,580.3
                                                 ========   =======    =======
  Income before cumulative effect of accounting
    changes                                        $219.9    $221.9     $291.8
                                                   ======     =====      =====

  Net income                                       $219.9    $221.9     $286.0
                                                   ======     =====      =====


Results of Operations

On December 30, 1994 Commercial Credit Company ("the Company") sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company (Gulf), to an affiliate, The Travelers Indemnity Company, for $150 million in cash and, accordingly, results of operations for 1995 do not include Gulf's results. The exclusion of Gulf's operations from 1995 results of operations has resulted in a reduction compared to the 1994 and 1993 periods in insurance-related revenues and expenses. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

The net income of the Company for the year ended December 31, 1995 was $219.9 million compared to $221.9 million in the corresponding 1994 period. Revenues for the year ended December 31, 1995 were $1,392.4 million compared to $1,598.0 million in the corresponding 1994 period, reflecting the impact of the sale referred to above.

The Company's earnings for 1994 include $7.3 million of dividend income from the securities of Travelers Group Inc. (Parent) that were exchanged for the Company's investment (excluding shares held by American Health and Life Insurance Company) in The Travelers Corporation (old Travelers). Earnings for 1993 include $34.9 million of equity in the income of old Travelers and reported after-tax net investment portfolio gains of $22.7 million in the Consumer Finance Segment and $7.6 million (after minority interest) at Gulf. Also included in earnings for 1993 is an after-tax charge of $3.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 112 (FAS
112), "Employers' Accounting for Postemployment Benefits," and an after-tax charge of $2.4 million resulting from the adoption of Statement of Financial Accounting Standards No. 106 (FAS 106), "Employers' Accounting for Postretirement Benefits Other Than Pensions." Excluding these items, earnings for 1994 decreased by $12.0 million from the 1993 period, reflecting primarily higher net interest costs in the Corporate segment, offset in part by higher earnings in the Consumer Finance and Insurance segments.

The following discussion presents in more detail each segment's performance.


Consumer Finance Services

                                     Year Ended December 31,
                    ---------------------------------------------------
                             1995                1994              1993
                    ---------------------------------------------------
                              Net                 Net               Net
($ in millions)    Revenues  income   Revenues   income  Revenues  income
-----------------------------------------------------------------------------
Consumer Finance
  Services (1)     $1,351.3   $245.2  $1,236.2   $225.6  $1,190.6  $230.8
-----------------------------------------------------------------------------

(1) Net income includes $22.7 million of reported investment portfolio gains in 1993.

Consumer Finance net income in 1995 increased by 9% over the prior year. The increase primarily reflects a 7% increase in average receivables outstanding. The rise in average receivables outstanding was highlighted by an 11% increase in personal loan average receivables outstanding, which is the highest margin product line. Receivables growth has been at a somewhat slower pace than in 1994, and was adversely affected by increasing first mortgage refinancings in the latter part of 1995. Proceeds of such refinancings are sometimes used by the borrowers to pay off second mortgages in the consumer finance portfolio. Earnings before reported investment portfolio gains increased 8% in 1994 over 1993, reflecting both an 11% increase in average receivables outstanding and an improvement in net interest margins.

Consumer Finance borrows from the Company's corporate treasury operation, which raises funds externally. For fixed rate loan products, Consumer Finance is charged agreed-upon rates that generally have been set within a narrow range and approximated 8% in 1993 and 7% in 1994 and 1995. For variable rate loan products, Consumer Finance is charged rates based on prevailing short term rates. The Company's actual cost of funds may be higher or lower than rates charged to Consumer Finance, with the difference reflected in Corporate and Other.

The average yield on receivables outstanding rose to 15.64% in 1995, compared with 15.41% in 1994, and net interest margins rose to 8.79% in 1995 from 8.76% in 1994, as a result of improved yields offset by higher funding costs. The average yield on receivables outstanding decreased to 15.41% in 1994 from 15.83% in 1993, due to lower yields on fixed rate second mortgages and the adjustable rate real estate-secured loan product introduced at the end of 1992. Lower cost of funds resulted in an improvement in net interest margins to 8.76% in 1994 from 8.44% in 1993.

Delinquencies in excess of 60 days rose to 2.14% at December 31, 1995, versus historically low levels of 1.88% in 1994 and 2.21% in 1993. Correspondingly, the charge-off rate, which had been at record low levels in 1994, moved higher in 1995 -- reaching 2.28% versus 2.08% in 1994 and 2.36% in 1993. This increase in delinquencies and charge-offs, which to some extent reflects industry trends associated with personal bankruptcies, is expected to continue during 1996.

The allowance for credit losses as a percentage of net outstandings was 2.66% at year-end 1995, compared to 2.64% at year-end 1994 and 1993.

The total number of offices at year-end 1995 stood at 850, up from 828 at year-end 1994. During 1995, Commercial Credit added 50 branches. This increase was offset by consolidating 28 branches during the fourth quarter in anticipation of a new structure designed to better serve the Company's growing business of underwriting second-mortgage ($.M.A.R.T.) loans for Primerica Financial Services.


                                              As of, and for the
                                            Year Ended, December 31,
                                          ----------------------------
                                             1995     1994    1993
                                          ----------------------------
 Allowance for credit losses as a % of
 net outstandings                            2.66%   2.64%    2.64%

 Charge-off rate for the year                2.28%   2.08%    2.36%

 60 + days past due on a contractual
  basis as a % of gross consumer finance
  receivables at year end                    2.14%   1.88%    2.21%

Insurance subsidiaries of the Company provide credit life, health and property insurance to Consumer Finance customers. Premiums earned were $135.8 million in 1995, $111.6 million in 1994, and $84.8 million in 1993. The increase in premiums year-over-year is the result of growth in receivables and expanded availability of certain products in additional states, as well as the assumption through reinsurance by the Company in 1994 of business previously insured by non-affiliated companies.

Outlook - Consumer Finance is affected by the interest rate environment and general economic conditions. Although the declining interest rate environment, should it continue, is not expected to have a material effect on Consumer Finance yields, it has resulted in modest downward pressure on interest rates charged on new receivables secured by real estate. For the Company overall, however, these trends would be offset by the lower costs of funds in such an environment. The low mortgage rate environment has had, and may continue to have, some adverse impact on Consumer Finance second mortgage loan volume and liquidations, as potential customers refinance their first mortgages instead of turning to the second mortgage market, or use proceeds from the refinancings of first mortgages to pay down existing second mortgages. Continued lower interest rates could result in a reduction of the interest rates that CCC charges Consumer Finance on borrowed funds.

Asset Quality - Consumer Finance assets totaled approximately $8.1 billion at December 31, 1995, of which $7.1 billion, or 87%, represented the net consumer finance receivables (after accrued interest and the allowance for credit losses). These receivables were predominantly residential real estate-secured loans and personal loans. Receivable quality depends on the likelihood of repayment. The Company seeks to reduce its risks by focusing on individual lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. The Company has a geographically diverse portfolio as described in
Note 5 of Notes to Consolidated Financial Statements. The Company believes that its loss reserves on the consumer finance receivables are appropriate given current circumstances. If the charge-off and delinquency rates continue to increase, the Company would anticipate increasing its loss reserves.

Of the remaining Consumer Finance assets, approximately $690 million were investments of insurance subsidiaries, including $591 million of fixed income securities and $59 million of short-term investments with a weighted average quality rating of A1.

Insurance Services


                                        Year Ended December 31,
                       ---------------------------------------------------
                                 1995              1994             1993
                       ---------------------------------------------------
                                     Net               Net              Net
  ($ in millions)        Revenues   Income  Revenues  Income  Revenues Income
------------------------------------------------------------------------------
  Gulf property and
    casualty(1)             $  -     $ -      $314.7   $29.6   $314.5  $ 44.9

  Minority interest - Gulf     -       -           -   (14.8)       -   (22.5)
------------------------------------------------------------------------------
  Total Insurance
    Services                $  -     $ -      $314.7   $14.8    $314.5 $ 22.4
==============================================================================

(1) Net income includes $15.2 million ($7.6 million after minority interest) of reported investment portfolio gains in 1993.

The Insurances Services segment included the operations of Gulf. As discussed in Note 2 of Notes to Consolidated Financial Statements, on December 30, 1994 the Company sold its 50% interest in the parent of Gulf to an affiliate.

Operating earnings (before reported portfolio gains) for the 1994 period for Gulf remained about even with the prior year period, and continued to reflect emphasis on the higher margin specialty businesses, which include directors' and officers', errors and omissions, fidelity bonds and contingent liability coverages, as well as coverages relating to the entertainment industry and other specialty markets. Gulf's combined ratio was 99.1% for 1994 versus 95.9% in 1993.



CORPORATE AND OTHER

                                       Year Ended December 31,
                    -------------------------------------------------------------
                            1995                1994                 1993
                    -------------------------------------------------------------
                                 Net                  Net                  Net
($ in millions)                 Income              Income               Income
                    Revenues  (Expense)  Revenues  (Expense)  Revenues  (Expense)
---------------------------------------------------------------------------------

Corporate and other            $(25.3)              $(18.5)               $3.7

Equity in income
  of old Travelers                 -                    -                 34.9
---------------------------------------------------------------------------------
Total Corporate
  and Other           $41.1    $(25.3)     $47.1     $(18.5)    $75.2    $38.6
=================================================================================

The increase in Corporate and Other in 1995 compared to 1994 is primarily attributable to increased interest costs borne at the corporate level resulting from higher average short-term borrowing rates in 1995 when compared to 1994 as well as a shift in debt mix to higher levels of senior long-term debt over the course of 1995.

The decline in Corporate and Other in 1994 compared to 1993 is primarily attributable to increases in interest costs borne at the corporate level.

Corporate and Other in 1993 reflects lower income from miscellaneous investments, somewhat higher corporate expenses and lower interest income from Consumer Finance due to a shelf in the proportion of variable rate loans. The 1993 equity in income of old Travelers of $34.9 million includes $3.0 million from the Company's share of old Travelers' realized portfolio gains.

Liquidity and Capital Resources

The Company issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. As of December 31, 1995, the Company had unused credit availability of $1.975 billion under 5-year revolving credit facilities. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a 5-year revolving credit facility which expires in 1999. At December 31, 1995, $400 million was allocated to the Parent, $475 million was allocated to the Company and $125 million to

TIC. At December 31, 1995, the Company also had committed and available revolving credit facilities on a stand-alone basis of $1.5 billion, which expires in 1999.

During 1995 and through March 5, 1996 CCC completed the following long-term debt offerings leaving $950 million available for debt offerings under its shelf registration statements:

     -  7 7/8% Notes due February 1, 2025 . . . .   $200 million
     -  7 3/4% Notes due March 1, 2005  . . . . .   $200 million
     -  7 3/8% Notes due March 15, 2002 . . . . .   $200 million
     -  7 3/8% Notes due April 15, 2005 . . . . .   $200 million
     -  6 7/8% Notes due May 1, 2002  . . . . . .   $200 million
     -  6 3/4% Notes due May 15, 2000 . . . . . .   $200 million
     -  6 5/8% Notes due June 1, 2015 . . . . . .   $200 million
     -  6 1/2% Notes due June 1, 2005 . . . . . .   $200 million
     -  6 3/8% Notes due September 15, 2002 . . .   $200 million
     -  6 1/8% Notes due December 1, 2005 . . . .   $200 million
     -  5 7/8% Notes due January 15, 2003 . . . . . $200 million
     -  5.55% Notes due February 15, 2001 . . . . . $200 million


The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At December 31, 1995, the Company would have been able to remit $225.4 million to the Parent under its most restrictive covenants or regulatory requirements.

Future Application of Accounting Standards

FAS 121. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement effective January 1, 1996 will not have a material effect on results of operations, financial condition or liquidity.

FAS 123. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using established option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company, along with affiliated companies, participates in stock option and other stock based incentive plans sponsored by the Parent. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

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

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

         (a)  Documents filed as a part of the report:

             (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

             (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

             (3)  Exhibits:

                  See Exhibit Index.

         (b)    Reports on Form 8-K:

                On October 16, 1995, the Company filed a Current Report on Form 8-K dated October 16, 1995, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1995, and certain other selected financial data.

                On December 6, 1995, the Company filed a Current Report on Form 8-K dated December 4, 1995, filing certain exhibits under Item
                7 thereof relating to the offer and sale of the Company's 6 1/8% Notes due December 1, 2005.

                No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report; however, on January 16, 1996, the Company filed a Current Report on Form 8-K, dated January 16, 1996, reporting under
                Item 5 thereof the results of its operations for the three months and year ended December 31, 1995, and certain other selected financial data; and on January 22, 1996, the Company filed a Current Report on Form 8-K, dated January 18, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 5 7/8% Notes due January
                15, 2003; and on February 14, 1996, the Company filed a Current Report on Form 8-K, dated February 12, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 5.55% Notes due February 15, 2001.

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

        12.01    Computation of Ratio of Earnings to Fixed        Electronic
                 Charges.

        21.01    Pursuant to General Instruction J of Form
                 10-K, the list of subsidiaries of the
                 Company is omitted.

        Exhibit                                                   Filing
        Number   Description of Exhibit                           Method
        ------   ----------------------                           ------

        23.01    Consent of KPMG Peat Marwick LLP,                Electronic
                 Independent Certified Public Accountants.

        27.01    Financial Data Schedule.                         Electronic

        99.01    The second paragraph of page 2 of the            Electronic
                 Company's Current Report on Form 8-K dated
                 July 13, 1994 (File No. 1-6594).

        99.02    The first paragraph of page 14 of the            Electronic
                 Company's Current Report on Form 10-Q dated
                 September 30, 1995 (File No. 1-6594).

            Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.

                                      SIGNATURES

                Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1996.

                                           COMMERCIAL CREDIT COMPANY
                                           (Registrant)


                                           By: /s/ Robert B. Willumstad
                                                . . . . . . . . . . . . . .
                                                Robert B. Willumstad, Chairman
                                                 of Board


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1996.

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


            /s/ Jerome T. Fadden
        . . . . . . . . . . . . . .            Director
              Jerome T. Fadden


             /s/ Robert I. Lipp
        . . . . . . . . . . . . . .            Director
               Robert I. Lipp

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*


--------------------------------------------------------------------------------
                                                                   Page
                                                                  Herein
                                                                  ------
Independent Auditors' Report                                        F-2

Consolidated Statement of Income for the year ended
December 31, 1995, 1994 and 1993                                    F-3

Consolidated Statement of Financial Position at
December 31, 1995 and 1994                                          F-4

Consolidated Statement of Changes in Stockholder's
Equity for the year ended December 31, 1995,  1994 and 1993         F-5

Consolidated Statement of Cash Flows for the year ended
December 31, 1995, 1994 and 1993                                    F-6

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

                          Independent Auditors' Report
                          ----------------------------



The Board of Directors and Stockholder
Commercial Credit Company:


We have audited the consolidated financial statements of Commercial Credit Company and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Credit Company and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for certain investments in debt and equity securities in 1994, and its methods of accounting for postretirement benefits other than pensions and accounting for postemployment benefits in 1993.



/s/ KPMG Peat Marwick LLP




Baltimore, Maryland
January 16, 1996

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                        Consolidated Statement of Income
                            (In millions of dollars)



Year Ended December 31,                         1995       1994     1993
-------------------------------------------------------------------------
Revenues
Finance related interest and other
  charges                                      $1,119.2 $1,029.8  $  953.5
Insurance premiums                                135.8    387.6     342.1
Interest and dividends                             49.9     75.4      69.2
Equity in income of old Travelers                   -        -        38.0
Other income                                       87.5    105.2     177.5
--------------------------------------------------------------------------
  Total revenues                                1,392.4  1,598.0   1,580.3
--------------------------------------------------------------------------
Expenses
Interest                                          463.5    402.8     363.7
Policyholder benefits and claims                   50.0    238.1     216.2
Insurance underwriting, acquisition
and operating                                      26.7    104.9      87.0
Non-insurance compensation and benefits           196.0    183.9     164.1
Provision for credit losses                       171.0    151.6     133.9
Other operating                                   151.2    152.8     147.5
--------------------------------------------------------------------------
   Total expenses                               1,058.4  1,234.1   1,112.4
--------------------------------------------------------------------------
Income before income taxes, minority
  interest and   cumulative effect of
  accounting changes
                                                  334.0    363.9    467.9
Provision for income taxes                        114.1    127.2    153.6
-------------------------------------------------------------------------
Income before minority interest and cumulative
  effect of accounting changes                    219.9    236.7    314.3
Minority interest, net of income taxes             -       (14.8)   (22.5)
Cumulative effect of accounting changes,
  net of income taxes                              -         -       (5.8)
--------------------------------------------------------------------------
Net income                                    $   219.9 $  221.9  $ 286.0
==========================================================================

See Notes to Consolidated Financial Statements.

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                     Consolidated Statement of Financial Position
                               (In millions of dollars)


December 31,                                           1995         1994
-------------------------------------------------------------------------
Assets
Cash and cash equivalents                            $  30.1      $   23.6
Investments:
   Fixed maturities:
     Available for sale, at market value               802.9         673.4
   Equity securities at market value
     (cost $26.5 and $20.7)                             28.4          19.6
   Mortgage loans                                      185.3         173.0
   Short-term and other                                 28.6          36.6
--------------------------------------------------------------------------
  Total investments                                  1,045.2         902.6
--------------------------------------------------------------------------
Consumer finance receivables                         7,285.0       6,927.7
Allowance for losses                                  (192.5)       (181.9)
---------------------------------------------------------------------------
  Net consumer finance receivables                   7,092.5       6,745.8
Other receivables                                      164.4         216.4
Deferred policy acquisition costs                       16.1          18.3
Cost of acquired businesses in excess of net assets     98.2         102.1
Other assets                                           188.0         218.0
--------------------------------------------------------------------------
Total assets                                        $8,634.5      $8,226.8
==========================================================================
Liabilities
Certificates of deposit                             $   98.3     $    73.5
Short-term borrowings                                1,394.2       2,304.6
Long-term debt                                       5,200.0       4,010.0
--------------------------------------------------------------------------
  Total debt                                         6,692.5       6,388.1
Insurance policy and claims reserves                   392.8         386.5
Accounts payable and other liabilities                 386.3         339.8
--------------------------------------------------------------------------
  Total liabilities                                  7,471.6       7,114.4
--------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares:
              1,000; share issued: 1)                    -             -
Additional paid-in-capital                             163.5         163.5
Retained earnings                                      984.4         974.5
Unrealized gain (loss) on investment
   securities and other, net                            15.0         (25.6)
---------------------------------------------------------------------------
  Total stockholder's equity                         1,162.9       1,112.4
--------------------------------------------------------------------------
Total liabilities and stockholder's equity          $8,634.5      $8,226.8
==========================================================================

See Notes to Consolidated Financial Statements.

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
              Consolidated Statement of Changes in Stockholder's Equity
                               (In millions of dollars)



      Year ended December 31,                        1995   1994     1993
------------------------------------------------------------------------------
      Common stock

      Balance, beginning and end of year        $    -   $    -   $    -
------------------------------------------------------------------------------
      Additional paid-in capital

      Balance, beginning of year                   163.5     94.7    105.9

      Capital contribution                                    -        1.2

      Adjustments relating to exchange of
        investment in Parent securities              -       58.6      -

      Adjustment relating to sale of Gulf            -       10.2      -

      Adjustments relating to exchange of
        investment in old Travelers, net             -        -      (12.4)
------------------------------------------------------------------------------
      Balance, end of year                         163.5    163.5     94.7
------------------------------------------------------------------------------
      Retained earnings

      Balance, beginning of year                   974.5  1,002.6    926.6

      Net income                                   219.9    221.9    286.0

      Cash dividends                              (210.0)  (195.0)  (210.0)

      Other dividends                                -      (55.0)     -

------------------------------------------------------------------------------
      Balance, end of year                         984.4    974.5  1,002.6
------------------------------------------------------------------------------
      Unrealized gain (loss) on investment
      securities and other

      Balance, beginning of year                   (25.6)    13.4      2.8

      Net change in unrealized gains and
      (losses) on investment securities             40.6    (39.2)    10.8

      Translation adjustments, net                   -        0.2     (0.2)
------------------------------------------------------------------------------
      Balance, end of year                          15.0    (25.6)    13.4
------------------------------------------------------------------------------
      Total stockholder's equity                $1,162.9 $1,112.4 $1,110.7
==============================================================================

     See Notes to Consolidated Financial Statements.

               COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                  Consolidated Statement of Cash Flows
                        (In millions of dollars)

Year ended December 31,                              1995      1994      1993
-----------------------------------------------------------------------------
Cash flows from operating activities
Income before income taxes, minority
  interest and cumulative effect of
  accounting changes                                $334.0   $ 363.9    $467.9
Adjustments to reconcile income before
  income taxes, minority interest and
  cumulative effect of accounting changes
  to net cash provided by (used in)
  operating activities:
    Amortization of deferred policy acquisition
      costs and value of insurance in force            7.9      61.0      54.7
    Additions to deferred policy acquisition costs    (5.7)    (77.6)    (54.3)
    Provision for credit losses                      171.0     151.6     133.9
    Undistributed equity earnings                     (1.3)     (1.9)    (26.8)
    Changes in insurance policy and claims reserves    6.3     131.3      51.2
    Changes in other assets and liabilities, net     123.8       7.3      60.8
    Other, net                                         2.0       4.0     (73.4)
-------------------------------------------------------------------------------
Net cash provided by operations                      638.0     639.6     614.0
Income taxes paid                                   (125.6)   (149.0)   (136.7)
-------------------------------------------------------------------------------
  Net cash provided by operating activities          512.4     490.6     477.3
-------------------------------------------------------------------------------
Cash flows from investing activities
Net change in credit card receivables                (66.0)    (29.7)   (174.9)
Loans originated or purchased                     (2,748.0) (2,788.9) (2,672.8)
Loans repaid or sold                               2,245.2   2,093.8   2,108.0
Purchases of investments                            (434.2)   (664.2) (1,066.8)
Proceeds from sales of investments                   359.2     653.9     992.1
Proceeds from maturities of investments                7.0      45.1      34.0
Business divestments (acquisitions)                    -       150.0     (11.3)
Redemption of the Parent's redeemable
  preferred stock                                      -       100.0     100.0
Other, net                                            36.5     (13.1)    (53.7)
-------------------------------------------------------------------------------
  Net cash (used in) investing activities           (600.3)   (453.1)   (745.4)
-------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                      (210.0)   (195.0)   (210.0)
Issuance of long-term debt                         2,000.0     500.0     950.0
Payments and redemptions of long-term debt          (810.0)   (459.8)   (222.1)
Net change in short-term borrowings                 (910.4)     98.5    (280.5)
Net change in certificates of deposit                 24.8      16.8      34.3
-------------------------------------------------------------------------------
  Net cash provided by (used in) financing
    activities                                        94.4     (39.5)    271.7
-------------------------------------------------------------------------------
Change in cash and cash equivalents                    6.5      (2.0)      3.6
Cash and cash equivalents at beginning of period      23.6      25.6      22.0
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $   30.1   $  23.6   $  25.6
-------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest          $  441.2   $ 400.7   $ 346.9
==============================================================================

See Notes to Consolidated Financial Statements.

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                      Notes to Consolidated Financial Statements



       1. Summary of Significant Accounting Policies
          ------------------------------------------

         Basis of Presentation

         Principles of Consolidation - Commercial Credit Company (the Company) is a wholly owned subsidiary of CCC Holdings, Inc. which is a wholly owned subsidiary of Travelers Group Inc. (formerly The Travelers Inc., hereinafter referred to as the Parent). The consolidated financial statements include the accounts of the Company and its subsidiaries.

         Unconsolidated entities in which the Company has at least a 20% interest are accounted for on the equity method. The minority interest in 1994 and 1993 represents the old Travelers' interest in Gulf Insurance Company (Gulf). Significant intercompany transactions and balances have been eliminated.

         On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf to an affiliate, The Travelers Indemnity Company, for $150 million in cash and accordingly results of operations for 1995 do not include Gulf's results. The exclusion of Gulf's operations from 1995 results of operations has resulted in a reduction compared to the 1994 and 1993 periods in insurance-related revenues and expenses. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation.

         Changes in Accounting Principles

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

FAS 115. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115 (FAS 115), "Accounting for Certain Investments in Debt and Equity Securities," which addresses accounting and reporting for investments in equity securities that have a readily determinable fair value and for all debt securities. Debt securities that the Company has the positive intent and ability to hold to maturity have been classified as "held to maturity" and have been reported at amortized cost. Investment securities that are not classified as "held to maturity" have been classified as "available for sale" and are reported at fair value, with unrealized gains and losses, net of income taxes, charged or credited directly to stockholder's equity. Previously, securities classified as available for sale were carried at the lower of aggregate cost or market value. Initial adoption of this standard resulted in a net increase of $80.8 million (net of taxes) to net unrealized gains on investment securities which was included in stockholder's equity.

FAS 106. In 1993, the Company adopted FAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (FAS
106). As required, the Company changed its method of accounting for retiree benefit plans effective January 1, 1993, to accrue the Company's share of the costs of postretirement benefits over the service period rendered by employees. Previously these benefits were charged to expense when paid. The Company elected to recognize immediately the liability for postretirement benefits as the cumulative effect of a change in accounting principle. This resulted in a noncash after-tax charge to net income of $2.4 million ($3.7 million pre-tax). Ongoing net periodic postretirement benefit costs are not material.

FAS 112. In 1993, the Company adopted FAS No. 112, "Employers' Accounting for Postemployment Benefits" (FAS 112), with retroactive application to January 1, 1993. FAS 112 establishes accounting standards for employers who provide benefits to former or inactive employees after employment, but before retirement. For the Company these benefits are principally disability-related benefits and severance. The statement requires employers to recognize the cost of the obligation to provide these benefits on an accrual basis, and employers must implement FAS 112 by recognizing a cumulative effect of a change in accounting principle. This resulted in a noncash after-tax charge to net income of $3.4 million ($5.3 million pre-tax).

Accounting Policies

Cash and cash equivalents include cash on hand and short-term highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business. These short-term investments are carried at cost plus accrued interest, which approximates market value.

Investments are owned principally by the insurance subsidiaries. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. Fixed maturity securities classified as "available for sale" and equity securities are carried at market values that are based primarily on quoted market prices. The difference between amortized cost and market values of such securities net of applicable income taxes is reflected as a component of stockholder's equity. Provisions are made to write down the value of fixed maturity securities for declines in value that are other than temporary. Mortgage loans and short-term investments are carried at cost, which approximates fair value. Realized gains and losses on sales of investments and unrealized losses considered to be other than temporary, determined on a specific identification basis, are included in other income.

The cost of acquired businesses in excess of net assets is being amortized on a straight-line basis principally over a 40-year period.

Income taxes have been provided for in accordance with the provisions of FAS No. 109, "Accounting for Income Taxes" (FAS 109). The Company and its wholly owned domestic non-life insurance subsidiaries file a consolidated federal income tax return with the Parent. A life insurance subsidiary files a separate federal income tax return. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes.

Income taxes are not provided for on the Company's life insurance subsidiary's retained earnings designated as "policyholders' surplus," because such taxes will become payable only to the extent such retained earnings are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this portion of the life insurance companies' retained earnings, which aggregated $39.5 million (subject to a tax effect of $13.8 million) at December 31, 1995.

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

Future Application of Accounting Standards

FAS 121. In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g., real estate held for sale) to be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement effective January 1, 1996 will not have a material effect on results of operations, financial condition or liquidity.

FAS 123. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS 123). This statement addresses alternative accounting treatments for stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using established option pricing models. The requirements of this statement will be effective for 1996 financial statements, although earlier adoption is permissible if an entity elects to expense the cost of stock-based compensation. The Company, along with affiliated companies, participates in stock option and other stock based incentive plans sponsored by the Parent. The Company is currently evaluating the disclosure requirements and expense recognition alternatives addressed by this statement.

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

Deferred policy acquisition costs represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses and the cost of issuing policies. Acquisition costs of the life insurance subsidiary are amortized over the premium-paying periods of the related policies, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. For certain property and casualty lines, acquisition costs (commissions and premium taxes) have been deferred to the extent recoverable from future earned premiums and anticipated investment income and are amortized ratably over the terms of the related policies. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and if not recoverable are charged to expense.

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

2.   Sales of Stock of Subsidiaries and Affiliates
     ---------------------------------------------

     As discussed in Note 1, on December 30, 1994 the Company sold its 50% interest in Commercial Insurance Resources, Inc. (CIRI), the parent of Gulf to an affiliate for $150 million. This amount exceeded the Company's investment by $10.2 million and such excess was treated as an adjustment to additional-paid-in capital.

     In December 1992, the Parent acquired approximately 27% of the common stock of The Travelers Corporation (old Travelers). As a part of the transaction, the Company acquired 8,947,367 shares of old Travelers common stock in exchange for 50% of the common stock of CIRI and $20 million in cash. On December 31, 1993, the Parent acquired the approximately 73% it did not already own of old Travelers, by means of a merger of old Travelers into the Parent. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for 7.2 million shares of common stock of the Parent at a ratio of 0.80423 of a share of the Parent common stock for each share of old Travelers common stock. During 1994, all of the Company's shares of the Parent's common stock were exchanged for 2,655 shares of Cumulative Adjustable Rate Preferred Stock Series Y of the Parent, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by the Parent at certain times. The preferred stock had a value equal to the market value of the common shares at the time the exchange was agreed upon. The market value exceeded the Company's carrying value by $58.6 million and such excess was treated as an adjustment to additional- paid-in capital. Subsequently 550 shares of preferred stock were distributed to the Parent as a dividend. At December 31, 1995 and 1994, this investment is included in "fixed maturities - available for sale" and is reflected at a carrying amount of $210.5 million. During 1995 and 1994 the Company recorded $10.2 million and $8.7 million, respectively, of dividend income from these investments in common and preferred stock.

3.   Business Segment Information
     ----------------------------

         The Company, through its subsidiaries, is primarily engaged in the following businesses: Consumer Finance Services and prior to 1995, Insurance Services.

     (millions)
                                                   1995         1994      1993
                                                   ----         ----      ----
     Revenues
     Consumer Finance Services                  $1,351.3    $1,236.2   $1,190.6
     Insurance Services                              -         314.7      314.5
     Corporate and Other                            41.1        47.1       75.2
                                                --------     -------    -------
                                                $1,392.4    $1,598.0   $1,580.3
                                                ========     =======    =======

     Income before income taxes, minority
       interest and cumulative effect of
       accounting changes
     Consumer Finance Services                  $  376.2    $  354.1   $  358.3
     Insurance Services                              -          40.0       64.7
     Corporate and Other                           (42.2)      (30.2)      44.9
                                                 -------     -------    -------
                                                $  334.0    $  363.9   $  467.9
                                                 =======     =======    =======

     Income before cumulative effect of
       accounting changes
     Consumer Finance Services                  $  245.2    $  225.6   $  230.8
     Insurance Services (after minority
      interest of $14.8 and $22.5 in
      1994 and 1993)                                 -          14.8       22.4
     Corporate and Other                           (25.3)      (18.5)      38.6
                                                 -------     -------    -------
                                                $  219.9    $  221.9   $  291.8
                                                 =======     =======    =======
     Identifiable assets
     Consumer Finance Services                  $8,110.4    $7,640.2   $7,171.7
     Insurance Services                              -           -        870.9
     Corporate and Other                           524.1       586.6      851.1
                                                --------     -------    -------
                                                $8,634.5    $8,226.8   $8,893.7
                                                ========     =======    =======

     The Consumer Finance Services segment includes consumer lending (including secured and unsecured personal loans, real estate-secured loans and sales finance programs and credit cards. Also included in this segment are credit-related insurance services provided through American Health and Life Insurance Company (AHL) and its affiliates.

     Insurance Services includes the operations of Gulf through its sale on December 30, 1994 (see Note 2). Gulf provides property-casualty insurance (automobile liability and physical damage, workers' compensation, other liability, fire and related homeowners' insurance and commercial multiple peril insurance) as well as directors' and officers' and errors and omissions policies.

     Corporate and Other consists of corporate staff and treasury operations, a hotel mortgage investment included in mortgage loans, the Company's investment in the Parent's securities and certain corporate income and expenses that have not been allocated to the operating subsidiaries. Also included in the segment is the non-affiliated insurance business of AHL. During 1993 this segment also included the Company's share of equity income of old Travelers.

     Cumulative effect of accounting changes, and capital expenditures for property, plant and equipment and related depreciation expense are not material to any of the business segments. Intersegment sales and international operations are not significant.

     For gains and special charges included in each segment, see "Results of Operations" discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations.

  4. Investments
     -----------

     Fair values of investments in fixed maturities are based on quoted market prices or dealer quotes or, if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment.

     The amortized cost and estimated market values of investments in fixed maturities - available for sale were as follows:


                                      --------------------------------------
                                        Amortized Gross Unrealized  Market
                                                  ----------------
      December 31, 1995                 Cost      Gains    Losses   Value
      -----------------               --------------------------------------

      (millions)

      Mortgage-backed
        securities-principally
        obligations of U.S.
        Government agencies              $245.1   $  6.4    $(0.9)   $250.6

      U.S. Treasury securities
        and obligations
        of U.S. Government
        corporations and
        agencies                          141.3      8.2         -    149.5

      Obligations of states and
        political subdivisions             50.2      2.2         -     52.4

      Corporate securities               $344.8      5.7     (0.1)    350.4
                                      --------------------------------------
         Total                           $781.4    $22.5    $(1.0)   $802.9
                                      ======================================

                                      ----------------------------------------
                                        Amortized Gross Unrealized  Market
                                                  ----------------
      December 31, 1994                 Cost      Gain     Losses   Values
      -----------------               ----------------------------------------

      (millions)

      Mortgage-backed
        securities-principally
        obligations of U.S.
        Government agencies              $177.6     $ -    $(14.0)   $163.6

      U.S. Treasury securities
        and obligations
        of U.S. Government
        corporations and
        agencies                          210.1      0.5    (22.6)    188.0

      Obligations of states and
        political subdivisions             35.9       -      (2.1)     33.8

       Corporate securities               290.0      1.9     (3.9)    288.0
                                      ----------------------------------------
         Total                           $713.6     $2.4   $(42.6)   $673.4
                                      ========================================

     The amortized cost and estimated market value at December 31, 1995 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

                                                                      Estimated
     (millions)                                      Amortized           Market
                                                        Cost              Value
                                                     --------          ---------
     Due in one year or less                          $ 4.7             $ 4.7
     Due after one year through five years             46.5              48.4
     Due after five years through ten years            90.5              93.9
     Due after ten years                              184.1             194.8
                                                      -----            ------
                                                      325.8             341.8
     Mortgage-backed securities                       245.1             250.6
     Investment in Series Y Preferred
       Stock of the Parent                            210.5             210.5
                                                      -----             -----
                                                     $781.4            $802.9
                                                      =====             =====

     Realized gains and losses on fixed maturities for the year ended December 31, were as follows:

     (millions)
                              1995      1994     1993
                              ----      ----     ----
     Realized gains
        Pre-tax              $ 9.5     $ 3.1    $67.3
                              ----      ----     ----
        After-tax            $ 6.2     $ 2.0    $43.7
                              ----      ----     ----

      Realized losses
        Pre-tax              $ 1.4     $ 0.4    $ 0.2
                              ----      ----      ---
          After-tax          $ 0.9     $ 0.3    $ 0.1
                              ----      ----      ---

5.   Consumer Finance Receivables
     ----------------------------

     Consumer finance receivables, net of unearned finance charges of $690.2 million and $673.7 million at December 31, 1995 and 1994, respectively, consisted of the following:


    (millions)                                 1995        1994
                                               ----        ----

    Personal loans                          $3,051.0    $2,874.7
    Real estate-secured loans                2,957.1     2,844.7
    Credit cards                               761.8       712.5
    Sales finance and other                    468.2       453.5
                                            --------    --------
    Consumer finance receivables             7,238.1     6,885.4
    Accrued interest receivable                 46.9        42.3
    Allowance for credit losses               (192.5)     (181.9)
                                            --------    --------
    Net consumer finance receivables        $7,092.5    $6,745.8
                                            ========    ========

    An analysis of the allowance for credit losses on consumer finance receivables at December 31, was as follows:

    (millions)                                  1995         1994       1993
                                                ----         ----       ----

     Balance, January 1                      $  181.9    $  167.5    $  168.6
     Provision for credit losses                171.0       151.6       133.9
     Amounts written off                       (188.3)     (162.9)     (163.1)
     Recovery of amounts previously
       written off                               27.1        25.7        22.7
     Allowance on receivables purchased           0.8         -           5.4
                                             --------    --------    --------
     Balance, December 31                    $  192.5    $  181.9    $  167.5
                                             ========    ========    ========
     Net outstandings                        $7,238.1    $6,885.4    $6,341.8
                                             ========    ========    ========
     Ratio of allowance for credit losses
      to net outstandings                        2.66%       2.64%       2.64%
                                             ========    ========    ========

     Contractual maturities of receivables before deducting unearned finance charges and excluding accrued interest were as follows:

                                    Receivables
                                    Outstanding                                                Due
     (millions)                     December 31,     Due         Due       Due        Due      After
                                       1995          1996        1997      1998       1999     1999
                                   -------------     ----        ----      ----       ----     -----

     Personal loans                   $3,598.3      $1,108.1   $  990.0   $ 762.3     $441.4   $  296.5
     Real-estate-secured
       loans                           3,020.4         191.9      198.9     209.9      218.5    2,201.2
     Credit cards                        761.5          56.6       52.7      48.6       44.9      558.7
     Sales finance and other             548.1         263.9      138.4      66.1       32.5       47.2
                                      --------       -------     ------     -----      -----    -------
         Total                        $7,928.3      $1,620.5   $1,380.0  $1,086.9     $737.3   $3,103.6
                                      ========       ========   =======   =======     ======   ========
     Percentage                            100%            21%       17%       14%         9%        39%
                                      ========       ========   ========  =======     ======   ========


     Contractual terms average 12 years on real estate-secured loans and 4 years on personal loans. Experience has shown that a substantial amount of the receivables will be renewed or repaid prior to contractual maturity dates.

     Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections.

     The Company has a geographically diverse consumer finance loan portfolio. At December 31, the distribution by state was as follows:

                             1995          1994
                           --------       ------
     Ohio                    12%           13%
     North Carolina          10%           10%
     Pennsylvania             7%            6%
     South Carolina           6%            7%
     California               5%            5%
     Texas                    5%            5%
     Maryland                 5%            5%
     Tennessee                5%            4%
     All other states*       45%           45%
                            ----          ----
     Total                  100%          100%
                            ====          ====

     * None of the remaining states individually accounts for more than 5% of total consumer finance receivables.


     The estimated fair value of the consumer finance receivables portfolio depends on the methodology selected to value such portfolio (i.e., exit value versus entry value). Exit value represents a valuation of the portfolio based upon sales of comparable portfolios which takes into account the value of customer relationships and the current level of funding costs. Under the exit value methodology, the estimated fair value of the receivables portfolio at December 31, 1995

     Notes to Consolidated Financial Statements (continued)

     is approximately $653 million above the recorded carrying value. Entry value is determined by comparing the portfolio yields to the yield at which new loans are being originated. Under the entry value methodology, the estimated fair value of the receivables portfolio at December 31, 1995 is approximately equal to the aggregate carrying value due to the increase in variable rate receivables whose rates are periodically reset and the fact that the average yield on fixed rate receivables is approximately equal to that on new fixed rate loans made at year end 1995. Fair values included in
     Note 11 are based on the exit value methodology.


6.   Debt
     ----

     At December 31, short-term borrowings consisted of commercial paper outstanding with weighted average interest rates as follows:

                                1995                           1994
                      --------------------------    ---------------------------
     (millions)      Outstanding  Interest Rate     Outstanding   Interest Rate
                     -----------  -------------     -----------   -------------

     Commercial Credit
      Company          $1,394.2       5.86%           $2,304.6        5.89%
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

     The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a 5-year revolving credit facility which expires in 1999. At December 31, 1995, $400 million was allocated to the Parent, $475 million was allocated to the Company and $125 million was allocated to TIC. At December 31, 1995 there were no borrowings outstanding under this facility.

     At December 31, 1995, the Company also had committed and available revolving credit facilities on a stand-alone basis of $1.5 billion, which expires in 1999.

     The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At December 31, 1995, the Company would have been able to remit $225.4 million to the Parent under its most restrictive covenants or regulatory requirements.

     The carrying value of short-term borrowings approximates fair value.

     Notes to Consolidated Financial Statements (continued)


     Long-term debt, including its current portion, and final maturity dates were as follows at December 31:

     (millions)                                     1995         1994
                                                    ----         ----
     8.29% to 12.85% Medium-Term
       Notes due 1995                             $   -      $  10.0
     9 7/8% Notes due 1995                            -        150.0
     9.2% Notes due 1995                              -        100.0
     6 1/4% Notes due 1995                            -        100.0
     7.7% Notes due 1995                              -        150.0
     8.1% Notes due 1995                              -        150.0
     8 3/8% Notes due 1995                            -        150.0
     6 3/8% Notes due 1996                          200.0      200.0
     7 3/8% Notes due 1996                          150.0      150.0
     8% Notes due 1996                              100.0      100.0
     6 3/4% Notes due 1997                          200.0      200.0
     8 1/8% Notes due 1997                          150.0      150.0
     5.70% Notes due 1998                           100.0      100.0
     5 1/2% Notes due 1998                          100.0      100.0
     8 1/2% Notes due 1998                          100.0      100.0
     6.70% Notes due 1999                           150.0      150.0
     10% Notes due 1999                             100.0      100.0
     9.6% Notes due 1999                            100.0      100.0
     6% Notes due 2000                              100.0      100.0
     5 3/4% Notes due 2000                          200.0      200.0
     6 1/8% Notes due 2000                          100.0      100.0
     6% Notes due 2000                              150.0      150.0
     6 3/4% Notes due 2000                          200.0        -
     8 1/4% Notes due 2001                          300.0      300.0
     6 3/8% Notes due 2002                          200.0        -
     6 7/8% Notes due 2002                          200.0        -
     7 3/8% Notes due 2002                          200.0        -
     5.9% Notes due 2003                            200.0      200.0
     7 7/8% Notes due 2004                          200.0      200.0
     6 1/8% Notes due 2005                          200.0        -
     6 1/2% Notes due 2005                          200.0        -
     7 3/8% Notes due 2005                          200.0        -
     7 3/4% Notes due 2005                          200.0        -
     10% Notes due 2008                             150.0      150.0
     10% Debentures due 2009                        100.0      100.0
     8.7% Debentures due 2009                       150.0      150.0
     8.7% Debentures due 2010                       100.0      100.0

     6 5/8% Notes due 2015                       200.0       -
     7 7/8% Notes due 2025                       200.0       -
                                              --------  --------
                                              $5,200.0  $4,010.0
                                              ========  ========


     Aggregate annual maturities for the next five years on long-term debt obligations are as follows:

                       (millions)
                           1996       $450
                           1997       $350
                           1998       $300
                           1999       $350
                           2000       $750

     The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 1995 these fair values were approximately $5,332 million.

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

                                                        Ceded to
                                               Gross      Other       Net
     (millions)                               Amount    Companies    Amount
                                              ------    ---------    ------

     Year ended December 31, 1995
     ----------------------------
     Premiums
       Credit life insurance                 $ 45.5    $  (5.8)     $ 39.7
       Credit accident and health insurance    62.7       (6.8)       55.9
       Property and casualty insurance        135.5      (95.3)       40.2
                                             -------     ------     ------
                                             $ 243.7   $(107.9)     $135.8
                                             =======   ========     =======
     Ceded claims incurred                   $  64.3   $ (14.3)     $ 50.0
                                             =======   ========     =======


     Year ended December 31, 1994
     ----------------------------
     Premiums
        Credit life insurance                $  45.7   $  (7.6)     $ 38.1
        Credit accident and health insurance    97.8     (48.9)       48.9
        Property and casualty insurance        596.4    (295.8)      300.6
                                             -------     ------     ------
                                             $ 739.9   $(352.3)     $387.6
                                             =======   ========     =======
     Ceded claims incurred                   $ 374.1   $(136.0)     $238.1
                                             =======   ========     =======

     Year ended December 31, 1993
     ----------------------------
     Premiums
        Credit life insurance                $  53.0   $ (12.9)     $ 40.1
        Credit accident and health insurance    86.9     (42.2)       44.7
        Property and casualty insurance        433.8    (176.5)      257.3
                                             -------     ------     ------
                                             $ 573.7   $(231.6)     $342.1
                                             =======   ========     =======
     Ceded claims incurred                   $ 318.0   $(101.8)     $216.2
                                             =======   ========     =======

8.   Income Taxes
     ------------

     The provision for income taxes (before minority interest) for the year ended December 31, was as follows:

          (millions)
                                  1995       1994     1993
                                  ----       ----     ----
         Current:
           Federal               $116.6     $121.4   $128.7
           Foreign                  3.3        4.6      2.5
           State                    8.8        8.9      7.1
                                  -----      -----    -----
                                  128.7      134.9    138.3
                                  -----      -----    -----
         (millions)

         Deferred:
           Federal                (10.9)      (2.4)    18.0
           Foreign                 (3.3)      (4.4)    (2.2)
           State                   (0.4)      (0.9)    (0.5)
                                  -----      -----    -----
                                  (14.6)      (7.7)    15.3
                                  -----      -----    -----
           Total                 $114.1     $127.2   $153.6
                                  =====      =====    =====

         Deferred income taxes at December 31, related to the following:

         (millions)
                                             1995     1994
                                             ----     ----
         Deferred tax assets:
           Bad debt reserves                 $69.4   $65.3
           Differences in computing
             policy reserves                  15.2    14.7
           Employee benefits                   9.0     5.0
           Investments                         -      13.2
           Other deferred tax assets          23.0    20.2
                                             -----   -----
                                             116.6   118.4
                                             -----   -----
         Deferred tax liabilities:
           Israeli leasing transactions        -      (3.9)
           Fixed asset depreciation          (13.7)  (13.8)
           Investments                        (2.0)    -
           Deferred policy acquisition costs  (3.6)   (4.5)
           Other deferred tax liabilities    (25.7)  (29.3)
                                              -----  -----
                                             (45.0)  (51.5)
                                             -----   -----
         Total                              $ 71.6  $ 66.9
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

     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31, was as follows:



                                           1995     1994     1993
                                           ----     ----     ----
     Federal statutory rate                35.0%    35.0%    35.0%
     Equity in income of old Travelers       -        -      (1.6)
     Other, net                            (0.8)    (0.1)    (0.6)
                                           ----     ----     ----
     Effective income tax rate             34.2%    34.9%    32.8%
                                           ====     ====     ====


9.   Stockholder's Equity
     --------------------

     Certain long-term loan credit agreements restrict the payment of dividends with such restrictions based on cumulative net earnings, as defined. Additionally, a minimum net worth restriction, as defined, contained in such agreements, imposes an additional constraint on dividends. At December 31, 1995 the Company would be able to remit $225.4 million in dividends to its parent under the most restrictive debt covenants.

     The Company's share of the combined insurance subsidiaries' statutory stockholder's equity at December 31, 1995 and 1994 was $159.8 million and $154.1 million, respectively, and is subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The combined insurance subsidiaries' net income determined in accordance with statutory accounting practices and after minority interest in 1994 and 1993, for the years ended December 31, 1995, 1994 and 1993 was $49.6 million, $58.0 million and $64.4 million, respectively.


10.   Pension Plans
      -------------

     The Company, along with affiliated companies, participates in a noncontributory defined benefit pension plan sponsored by the Parent (the
     Plan) covering the majority of U.S. employees. Benefits are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. The Plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Pension cost allocated to the Company from the Plan was $2.6 million, $2.7 million and $2.1 million in 1995, 1994 and 1993, respectively.

     The Company also has an unfunded noncontributory supplemental retirement plan that covers certain executives and key employees. Pension cost related to this plan was $1.4 million, $1.0 million and $1.2 million in 1995, 1994 and 1993, respectively.

11.  Fair Value of Financial Instruments
     -----------------------------------

     The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 1995 and 1994. The fair value assumptions were based upon subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time as disclosed further in various Notes to the Consolidated Financial Statements. Disclosed fair values for financial instruments do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.



                                         1995                      1994
                                --------------------    ------------------------
                                 Carrying                Carrying
                                 Amount   Fair Value     Amount     Fair Value
      (millions)                 ------   ----------    --------    ------------

     Assets:
        Investments          $  1,045.2    $  1,045.2   $    902.6    $    902.6
        Net consumer         $  7,092.5    $  7,745.0   $  6,745.8    $  7,364.0
       finance receivables

     Liabilities:
        Long-term debt       $  5,200.0    $  5,332.0   $  4,010.0    $  3,926.0


12.  Lease Commitments and Other Financial Instruments
     -------------------------------------------------

     Rentals

     Rental expense (principally for offices and computer equipment) was $28.8 million, $32.8 million and $33.7 million for the years ended December 31, 1995, 1994 and 1993, respectively.

     At December 31, 1995, future minimum annual rentals under noncancellable operating leases were as follows:

                       (millions)
                       1996          $18.6
                       1997           13.7
                       1998            9.4
                       1999            6.0
                       2000            3.3
                       Thereafter      2.5
                                     -----
                                     $53.5
                                     =====

     Credit Cards

     The Company provides bank and private label credit card services through its subsidiaries. These services are provided to individuals and to affinity groups nationwide. At December 31, 1995 and 1994 total credit lines available to credit cardholders were $5,870 million and $5,423 million, of which $870 million and $820 million were utilized, respectively.


13.  Related Party Transactions
     --------------------------

     During the fourth quarter of 1994, an affiliate acquired for cash a $50.0 million interest in a real estate mortgage loan held by the Company; the transfer was made at the Company's recorded carrying value of the mortgage loan.

     In addition to the securities of the Parent discussed in Note 2, through June 1994, the Company had an investment in the Series Z Redeemable Preferred Stock of the Parent. The Company recorded $1.5 million and $4.0 million for the years ended December 31, 1994 and 1993, respectively, of dividend income from the Parent on this investment.

     To facilitate cash management the Company has entered into an agreement with the Parent under which the Company or the Parent may borrow from the other party at any time an amount up to the greater of $50.0 million or 1% of the Company's consolidated assets up to a maximum of $100.0 million. The agreement may be terminated by either party at any time. The interest rate to be charged on borrowings outstanding will be equivalent to an appropriate market rate.


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

15.  Selected Quarterly Financial Data (unaudited)
     ---------------------------------------------


                                                      1995                                                1994
                                    ---------------------------------------------   -----------------------------------------------

            (millions)              First     Second   Third   Fourth     Total       First    Second    Third    Fourth    Total
                                   ------------------------------------------------------------------------------------------------


     Total revenues                 $333.2   $347.3   $355.7   $356.2   $1,392.4    $384.3    $392.5    $405.1    $416.1   $1,598.0
     Total expenses                  259.9    263.1    265.1    270.3    1,058.4     297.1     300.7     310.3     326.0    1,234.1
     Income before income taxes,
       and minority interest and
       cumulative effect of
       accounting changes             73.3     84.2     90.6     85.9      334.0      87.2      91.8      94.8      90.1      363.9
     Provision for income taxes       26.2     30.0     29.7     28.2      114.1      30.9      31.8      33.1      31.4      127.2
     Minority interest, net of
       income taxes                    -        -        -        -        -          (3.7)     (3.8)     (3.9)     (3.4)     (14.8)
                                   -------- -------- -------- --------   --------  --------  --------  --------  --------   --------
      Net income                     $47.1    $54.2    $60.9    $57.7     $219.9     $52.6     $56.2     $57.8     $55.3    $ 221.9
                                   ======== ======== ======== ========   ========  ========  ========  ========  ========   ========



                                                                      SCHEDULE I


                          COMMERCIAL CREDIT COMPANY
                            (Parent Company Only)
                Condensed Financial Information of Registrant
                          (In millions of dollars)
                        Condensed Statement of Income


     Year Ended December 31,                   1995     1994      1993
     -----------------------------------------------------------------
     Income
     Equity in income of old Travelers        $  -     $  -     $ 38.0
     Other income                              429.7    396.8    383.2
     -----------------------------------------------------------------
     Total                                     429.7    396.8    421.2
     -----------------------------------------------------------------
     Expenses
     Interest                                  460.5    407.3    364.2
     Other                                      16.2     22.1     22.2
     -----------------------------------------------------------------
        Total                                  476.7    429.4    386.4
     -----------------------------------------------------------------
     Pre-tax (loss) income                     (47.0)   (32.6)    34.8
     Income tax benefit (expense)               18.5     12.2     (3.3)
     -----------------------------------------------------------------
     Income (loss) before equity
        in net income of subsidiaries          (28.5)   (20.4)    31.5
     Equity in net income of subsidiaries      248.4    242.3    260.3
     Cumulative effect of accounting changes
       (including $5.8 in 1993 applicable to
        subsidiaries)                            -        -      (5.8)
     -----------------------------------------------------------------
     Net income                               $219.9   $221.9   $286.0
     =================================================================


     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                      SCHEDULE I

                         COMMERCIAL CREDIT COMPANY
                           (Parent Company Only)
               Condensed Financial Information of Registrant
             (In millions of dollars except per share amounts)
                  Condensed Statement of Financial Position

     December 31,                                          1995        1994
     ------------------------------------------------------------------------
     Assets
     Investment in securities of the Parent             $  179.2     $  179.2
     Investment in mortgage loans                          174.8        161.1
     Notes and accounts receivable from subsidiaries-
       eliminated in consolidation                       6,715.6      6,515.9
     Investment in subsidiaries at cost plus equity
       in net earnings-eliminated in consolidation         802.2        710.6
     Other                                                  88.4         37.8
     ------------------------------------------------------------------------
       Total assets                                     $7,960.2     $7,604.6
     ========================================================================
     Liabilities
     Short-term borrowings                              $1,394.2     $2,304.6
     Long-term debt                                      5,200.0      4,010.0
     Accrued expenses and other liabilities                203.1        177.6
     ------------------------------------------------------------------------
       Total liabilities                                 6,797.3      6,492.2
     ------------------------------------------------------------------------
     Stockholder's Equity
     Common stock ($.01 par value; authorized
       shares: 1,000; share issued: 1)                       -            -
     Additional paid-in capital                            163.5        163.5
     Retained earnings                                     984.4        974.5
     Unrealized gain (loss) on investment
       securities and other, net                            15.0        (25.6)
     -------------------------------------------------------------------------
       Total stockholder's equity                        1,162.9      1,112.4
     ------------------------------------------------------------------------
     Total liabilities and stockholder's equity         $7,960.2     $7,604.6
     ========================================================================


     The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                      SCHEDULE I
                            COMMERCIAL CREDIT COMPANY
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                            (In millions of dollars)
                        Condensed Statement of Cash Flows


Year ended December 31,                              1995       1994       1993
-------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income (loss) from operations before income
  tax benefit (expense)and equity in net
  income of subsidiaries                         $  (47.0)  $  (32.6)   $  34.8
Adjustment to reconcile income (loss)
  from operations before income
  tax benefit (expense) and equity
  in net income of subsidiaries to net
  cash provided by (used in) operating activities:
   Undistributed equity earnings                     (1.3)      (1.9)     (26.8)
   Dividends received from subsidiaries             111.8      162.2      167.5
   Net advances to subsidiaries                     (76.1)    (294.6)    (411.5)
   Other, net                                       (11.3)     (10.9)       5.0
-------------------------------------------------------------------------------
Net cash (used in) operations                       (23.9)    (177.8)    (231.0)
Income taxes paid                                   (28.4)     (36.9)     (80.6)
-------------------------------------------------------------------------------
Net cash (used in) operating activities             (52.3)    (214.7)    (311.6)
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Redemption of the Parent's redeemable
  preferred stock                                     -        100.0      100.0
Sale of stock of subsidiary or affiliate              -        150.0        -
Sale of investments                                  3.8        46.2        3.2
Other, net                                         (20.3)      (24.5)     (28.6)
-------------------------------------------------------------------------------
Net cash provided by (used in) investing
  activities                                       (16.5)      271.7       74.6
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in short-term borrowings               (910.4)       98.5     (280.5)
Issuance of long-term debt                       2,000.0       500.0      950.0
Payments and redemptions of long-term debt        (810.0)     (459.8)    (222.1)
Dividends paid                                    (210.0)     (195.0)    (210.0)
-------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                        69.6       (56.3)     237.4
-------------------------------------------------------------------------------
Change in cash and cash equivalents                  0.8         0.7        0.4
Cash and cash equivalents at beginning
  of period                                          3.0         2.3        1.9
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period       $   3.8    $    3.0    $   2.3
===============================================================================
Supplemental disclosure of cash flow
information:
Cash paid during the period for interest         $ 436.5    $  397.5    $ 345.3
===============================================================================




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

                            -------------------------

        Exhibit                                                   Filing
        Number   Description of Exhibit                           Method
        ------   ----------------------                           ------

        23.01    Consent of KPMG Peat Marwick LLP,                Electronic
                 Independent Certified Public Accountants.

        27.01    Financial Data Schedule.                         Electronic

        99.01    The second paragraph of page 2 of the            Electronic
                 Company's Current Report on Form 8-K dated
                 July 13, 1994 (File No. 1-6594).

        99.02    The first paragraph of page 14 of the            Electronic
                 Company's Current Report on Form 10-Q dated
                 September 30, 1995 (File No. 1-6594).



            Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.