Form 10-Q
period 1996-03-31
COMMERCIAL CREDIT CO
filed 1996-05-14
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

 X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1996

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

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information


Item 1. Financial Statements:                                          Page No.
                                                                       --------

    Condensed Consolidated Statement of Income (Unaudited) -
      Three Months Ended March 31, 1996 and 1995                           3

    Condensed Consolidated Statement of Financial Position -
      March 31, 1996 (Unaudited) and December 31, 1995                     4

    Condensed Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1996 and 1995                           5

    Notes to Condensed Consolidated Financial Statements - (Unaudited)     6


Item 2. Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                  8



                           Part II - Other Information



Item 6. Exhibits and Reports on Form 8-K                                  11

Exhibit Index                                                             12

Signatures                                                                13

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars)



                                                      Three months ended
                                                           March 31,
                                                        1996     1995
- ---------------------------------------------------------------------
Revenues
Finance related interest and other charges             $283.5  $270.9
Insurance premiums                                       36.9    31.1
Net investment income                                    12.8    12.2
Other income                                             22.4    19.0
- ---------------------------------------------------------------------

  Total revenues                                        355.6   333.2
- ---------------------------------------------------------------------
Expenses
Interest                                                116.1   113.4
Non-insurance compensation and benefits                  45.7    49.4
Provision for credit losses                              67.8    39.6
Policyholder benefits and claims                          8.4    11.8
Insurance underwriting, acquisition and operating         6.7     6.3
Other operating                                          36.7    39.4
- ---------------------------------------------------------------------
   Total expenses                                       281.4   259.9
- ---------------------------------------------------------------------
Income before income taxes                               74.2    73.3
Provision for income taxes                               25.8    26.2
- ---------------------------------------------------------------------
Net income                                             $ 48.4  $ 47.1
=====================================================================


See Notes to Condensed Consolidated Financial Statements.

                             Commercial Credit Company and Subsidiaries
                       Condensed Consolidated Statement of Financial Position
                         (In millions of dollars, except per share amounts)

                                                                        March 31, 1996      December 31, 1995
- ------------------------------------------------------------------------------------------------------------
Assets                                                                    (Unaudited)
Cash and cash equivalents                                                  $    13.0                $  30.1
Investments:
   Fixed maturities:
     Available for sale, at market value (cost - $768.2 and $781.4)            759.8                  802.9
   Equity securities, at market value (cost - $41.6 and $26.5)                  42.5                   28.4
   Mortgage loans                                                              188.7                  185.3
   Short-term and other                                                        101.0                   28.6
- -----------------------------------------------------------------------------------------------------------
  Total investments                                                          1,092.0                1,045.2
- -----------------------------------------------------------------------------------------------------------
Consumer finance receivables                                                 7,352.0                7,285.0
Allowance for losses                                                          (210.7)                (192.5)
- -----------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                           7,141.3                7,092.5
Other receivables                                                              159.3                  164.4
Deferred policy acquisition costs                                               14.7                   16.1
Cost of acquired businesses in excess of net assets                            112.5                   98.2
Other assets                                                                   185.4                  188.0
- -----------------------------------------------------------------------------------------------------------
Total assets                                                                $8,718.2               $8,634.5
===========================================================================================================
Liabilities
Certificates of deposit                                                   $    180.4              $    98.3
Short-term borrowings                                                        1,099.4                1,394.2
Long-term debt                                                               5,400.0                5,200.0
- -----------------------------------------------------------------------------------------------------------
  Total debt                                                                 6,679.8                6,692.5
Insurance policy and claims reserves                                           379.1                  392.8
Accounts payable and other liabilities                                         467.8                  386.3
- -----------------------------------------------------------------------------------------------------------
  Total liabilities                                                          7,526.7                7,471.6
- -----------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued: 1)         -                      -
Additional paid-in-capital                                                     163.9                  163.5
Retained earnings                                                            1,032.8                  984.4
Unrealized gain (loss) on investments                                           (4.9)                  15.3
Cumulative translation adjustments                                               (.3)                   (.3)
- -----------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                 1,191.5                1,162.9
- -----------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                  $8,718.2               $8,634.5
===========================================================================================================

See Notes to Condensed Consolidated Financial Statements.
                                            4

                          Commercial Credit Company and Subsidiaries
                  Condensed Consolidated Statement of Cash Flows (Unaudited)
                                   (In millions of dollars)

Three months ended March 31,                                                  1996                  1995
- ---------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes                                                    $ 74.2                $  73.3
Adjustments to reconcile income before income taxes and minority interest to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of
    insurance in force                                                           2.3                    1.4
    Additions to deferred policy acquisition costs                              (0.9)                  (3.6)
    Provision for credit losses                                                 67.8                   39.6
    Changes in:
      Insurance policy and claims reserves                                     (13.6)                   0.6
      Other, net                                                                70.1                   50.3
- -----------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                199.9                  161.6
Income taxes (paid)                                                             (9.8)                   5.6
- -----------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                    190.1                  167.2
- -----------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                          (51.0)                  11.8
Loans originated or purchased                                                 (608.9)                (658.6)
Loans repaid or sold                                                           599.0                  511.4
Purchases of investments                                                      (220.6)                (102.7)
Proceeds from sales of investments                                               1.5                   47.5
Proceeds from maturities of investments                                        151.1                    1.6
Business acquisition                                                           (11.7)                   -
Other, net                                                                      18.7                    4.0
- -----------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                     (121.9)                (185.0)
- -----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                                   -                    (30.0)
Issuance of long-term debt                                                     400.0                  600.0
Payments of long-term debt                                                    (200.0)                (100.0)
Net change in short-term borrowings                                           (294.9)                (477.1)
Net change in certificates of deposit                                            9.6                    9.4
- -----------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                          (85.3)                   2.3
- -----------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                            (17.1)                 (15.5)
Cash and cash equivalents at beginning of period                                30.1                   23.6
- -----------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                  $   13.0                 $  8.1
===========================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                                    $  106.0                 $ 99.8
===========================================================================================================

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

   The accompanying condensed consolidated financial statements as of March 31, 1996 and for the three-month periods ended March 31, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

   FAS 121. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets to be disposed of (e.g. real estate held for sale) be carried at the lower of cost or fair value less cost to sell and does not allow such assets to be depreciated. The adoption of this statement did not have a material impact on the Company's financial condition, results of operations or liquidity.


2. Consumer Finance Receivables
   ----------------------------

   Consumer finance receivables, net of unearned finance charges of $663.9 and $690.2 at March 31, 1996 and December 31, 1995, respectively, consisted of the following:

     (millions)                         March 31, 1996   December 31, 1995
                                        --------------   -----------------

     Personal loans                        $3,011.3          $3,051.0
     Real estate-secured loans              3,010.6           2,957.1
     Credit cards                             807.4             761.8
     Sales finance and other                  478.1             468.2
                                           --------          --------
     Consumer finance receivables           7,307.4           7,238.1
     Accrued interest receivable               44.6              46.9
     Allowance for credit losses             (210.7)           (192.5)
                                           --------           -------
     Net consumer finance receivables      $7,141.3          $7,092.5
                                            =======           =======

3. Debt
   ----

   The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At March 31, 1996 and December 31, 1995, short-term borrowings consisted of commercial paper totaling $1,099.4 million and $1,394.2 million, respectively. The Company may borrow under its revolving credit facility at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. Currently, $175 million is allocated to the Company.

   At March 31, 1996, the Company had a committed and available revolving credit facility on a stand-alone basis of $1.5 billion that expires in 1999.

   The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At March 31, 1996, the Company would have been able to remit $262.0 million to the Parent under its most restrictive covenants.

   The Company completed the following long-term debt offerings during the first three months of 1996 and, as of May 10, 1996, had $950 million available for debt offerings under its shelf registration statement:

                                                 (millions)
     -  5 7/8% Notes due January 15, 2003 . . . . . $200
     -  5.55% Notes due February 15, 2001 . . . . . $200


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

Item 2.    MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

Consolidated Results of Operations

                                                Three Months Ended
                                                     March 31,
                                                -------------------
             (In millions)                      1996           1995
            -------------------------------------------------------
             Revenues                           $355.6       $333.2
                                                 =====        =====
             Net income                         $ 48.4       $ 47.1
                                                  ====        =====

Results of Operations

Commercial Credit Company and subsidiaries (the Company) consolidated net income for the quarter ended March 31, 1996 was $48.4 million compared to $47.1 million in the corresponding 1995 period. Revenues for the quarter ended March 31, 1996 were $355.6 million compared to $333.2 million in the corresponding 1995 period.


The following discussion presents in more detail each segment's performance.

       Segment Results for the Three Months Ended March 31, 1996 and 1995
       ------------------------------------------------------------------

Consumer Finance Services

                                        Three Months Ended March 31,
                                 ------------------------------------------
     (In millions)                       1996                  1995
     ----------------------------------------------------------------------
                                 Revenues  Net income  Revenues  Net income
     ----------------------------------------------------------------------
     Consumer Finance Services    $347.5       $55.5     $323.3      $55.5
     ======================================================================

Net income for the first quarter of 1996 was even with the first quarter of 1995. A 5% higher level of receivables, as well as favorable insurance experience, were offset by higher loan losses and additions to loan loss reserves. At March 31, 1996, consumer finance receivables totaled a record $7.307 billion.

The average yield on the portfolio, at 15.43%, was even with the 1995 first quarter. Net interest margin, at 8.75%, was up 10 basis points compared with the prior year's first quarter, due to lower funding costs.

Delinquencies in excess of 60 days rose to 2.21% as of March 31, 1996, compared with 2.14% at year-end 1995, and with the historically low level of 1.83% at the end of the 1995 first quarter. The charge-off rate for the first quarter of 1996 was 2.87%, up from 2.58% in the 1995 fourth quarter. In part, these trends reflect the high level of personal bankruptcies affecting the credit industry. As a result of the higher losses, reserves as a percentage of net receivables were increased in the quarter to 2.88%, up from 2.66% at December 31, 1995.

Total number of offices at the end of the quarter stood at 858, which includes the addition of 10 offices from the March 31, 1996 acquisition of Hawaii-based Servco Financial Corp (Servco). During the quarter, nearly 20 existing retail offices were converted into $.M.A.R.T. Solution Centers -- devoted exclusively to servicing the company's growing business of underwriting real estate loans for Primerica Financial Services.

The Servco acquisition added approximately $70 million to net consumer finance receivables and a like amount to deposit liabilities.

                                                   As of, and for, the
                                               Three Months Ended March 31,
                                               ----------------------------
                                                     1996           1995
                                               ----------------------------

     Allowance for credit losses as a %
       of net outstandings                           2.88%          2.64%

     Charge-off rate                                 2.87%          2.16%

     60 + days past due on a contractual
       basis as a % of gross consumer
       finance receivables at quarter end            2.21%          1.83%

Corporate and Other
                                     Three Months Ended March 31,
                             ---------------------------------------------
       (In millions)                  1996                  1995
       -------------------------------------------------------------------
                             Revenues   Net income  Revenues  Net income
                                        (expense)              (expense)
       -------------------------------------------------------------------
       Corporate and other       $8.1       $(7.1)     $9.9        $(8.4)
       -------------------------------------------------------------------

The decrease in Corporate and Other net expense for the first quarter of 1996 compared to the first quarter of 1995 is primarily attributable to lower staff expenses, which was partially offset by increases in interest costs borne at the corporate level.

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

Travelers Group Inc. (the Parent), the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 1999. Currently, $175 million is allocated to the Company. In addition at March 31, 1996, the Company had committed and available revolving credit facilities on a stand-alone basis of $1.5 billion that expire in 1999.

The Company currently has unused credit availability of $1.675 billion under five-year revolving credit facilities.

The Company completed the following long-term debt offerings in 1996 and, as of May 10, 1996, had $950 million available for debt offerings under its shelf registration statement:

     -  5 7/8% Notes due January 15, 2003  . . . .    $200 million
     -  5.55% Notes due February 15, 2001  . . . .    $200 million


The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At March 31, 1996, the Company would have been able to remit $262.0 million to the Parent under its most restrictive covenants.

Future Application of Accounting Standards
Financial Accounting Standard No. 123, "Accounting for Stock-Based
Compensation" (FAS 123), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The Company along with affiliated companies participates in stock option and other stock based incentive plans sponsored by the Parent. The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

                           PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

          (a)  Exhibits:

               See Exhibit Index.

          (b)  Reports on Form 8-K:

               On January 16, 1996, the Company filed a Current Report on Form 8-K, dated January 16, 1996, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1995, and certain other selected financial data.

               On January 22, 1996, the Company filed a Current Report on Form 8-K, dated January 18, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 5 7/8% Notes due January 15, 2003.

               On February 14, 1996, the Company filed a Current Report on Form 8-K, dated February 12, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 5.55% Notes due February 15, 2001.

               No other reports on Form 8-K have been filed by the Company during the quarter ended March 31, 1996.

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

 4.01.2    First Supplemental Indenture, dated as of June 13,
           1990, to the Indenture, incorporated by reference to
           Exhibit 1 to the Company's Current Report on Form 8-
           K dated June 13, 1990 (File No. 1-6594).

 10.01 Five Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

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



                            Commercial Credit Company






Date:  May 14, 1996                   By   /s/ William R. Hofmann
                                         -----------------------------
                                                William R. Hofmann
                                                 Vice President
                                          (Principal Financial Officer)






Date:  May 14, 1996                   By   /s/ Irwin Ettinger
                                         ----------------------------------
                                                Irwin Ettinger
                                             Executive Vice President
                                            (Chief Accounting Officer)

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

 4.01.2    First Supplemental Indenture, dated as of June 13,
           1990, to the Indenture, incorporated by reference to
           Exhibit 1 to the Company's Current Report on Form 8-
           K dated June 13, 1990 (File No. 1-6594).

 10.01 Five Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

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