Form 10-Q
period 1996-03-30
COMMERCIAL CREDIT CO
filed 1996-08-13
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                 --------------


                                    FORM 10-Q

             /x/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                       OR

             / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE TRANSITION PERIOD FROM ________ TO _______

                                 --------------


                          COMMISSION FILE NUMBER 1-6594

                                 --------------


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

                                 --------------


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

                               TABLE OF CONTENTS

                        Part I - Financial Information

Item 1. Financial Statements:                                     Page No.
                                                                  --------

      Condensed Consolidated Statement of Income (Unaudited) -
        Three and Six Months Ended June 30, 1996 and 1995             3

      Condensed Consolidated Statement of Financial Position -
        June 30, 1996 (Unaudited) and December 31, 1995               4

      Condensed Consolidated Statement of Cash Flows (Unaudited) -
        Six Months Ended June 30, 1996 and 1995                       5

      Notes to Condensed Consolidated Financial Statements -
        (Unaudited)                                                   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                           8

                          Part II - Other Information

Item 1. Legal Proceedings                                            13

Item 6. Exhibits and Reports on Form 8-K                             13

Exhibit Index                                                        14

Signatures                                                           16


                      Commercial Credit Company and Subsidiaries

                CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                               (In millions of dollars)

                                             Three Months Ended    Six Months Ended
                                                  June 30,             June 30,

                                              1996       1995       1996      1995
- ----------------------------------------------------------------------------------
REVENUES
Finance related interest and other
  charges                                   $287.8     $277.6      $571.3    $548.5
Insurance premiums                            37.0       32.3        73.9      63.4
Net investment income                         12.7       12.3        25.5      24.5
Other income                                  20.4       25.1        42.8      44.1
- -----------------------------------------------------------------------------------
  Total revenues                             357.9      347.3       713.5     680.5
- -----------------------------------------------------------------------------------

EXPENSES
Interest                                     117.1      116.7       233.2     230.1
Non-insurance compensation and benefits       45.6       49.0        91.3      98.4
Provision for credit losses                   60.0       41.2       127.8      80.8
Policyholder benefits and claims              13.0       12.4        21.4      24.2
Insurance underwriting, acquisition
  and operating                                6.9        7.0        13.6      13.3
Other operating                               33.0       36.8        69.7      76.2
- -----------------------------------------------------------------------------------
   Total expenses                            275.6      263.1       557.0     523.0
- -----------------------------------------------------------------------------------

Income before income taxes                    82.3       84.2       156.5     157.5
Provision for income taxes                    28.0       30.0        53.8      56.2
- -----------------------------------------------------------------------------------

Net income                                  $ 54.3     $ 54.2      $102.7   $ 101.3
===================================================================================

See Notes to Condensed Consolidated Financial Statements.


                        Commercial Credit Company and Subsidiaries

                  CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                    (In millions of dollars, except per share amounts)

                                                            JUNE 30, 1996  December 31, 1995
- --------------------------------------------------------------------------------------------
ASSETS                                                       (Unaudited)
Cash and cash equivalents                                    $    16.1           $  30.1
Investments:
   Fixed maturities:
     Available for sale, at market value (COST - $783.9
       AND $781.4)                                               766.9             802.9
   Equity securities, at market value (COST - $45.2 AND $26.5)    45.5              28.4
   Mortgage loans                                                191.6             185.3
   Short-term and other                                           91.3              28.6
- ----------------------------------------------------------------------------------------
  Total investments                                            1,095.3           1,045.2
- ----------------------------------------------------------------------------------------
Consumer finance receivables                                   7,507.9           7,285.0
Allowance for losses                                            (217.6)           (192.5)
- ----------------------------------------------------------------------------------------
  Net consumer finance receivables                             7,290.3           7,092.5
Other receivables                                                165.0             164.4
Deferred policy acquisition costs                                 13.1              16.1
Cost of acquired businesses in excess of net assets              111.5              98.2
Other assets                                                     333.2             188.0
- ----------------------------------------------------------------------------------------
Total assets                                                  $9,024.5          $8,634.5
========================================================================================
LIABILITIES
Certificates of deposit                                     $    168.6         $    98.3
Short-term borrowings                                          1,435.8           1,394.2
Long-term debt                                                 5,400.0           5,200.0
- ----------------------------------------------------------------------------------------
  Total debt                                                   7,004.4           6,692.5
Insurance policy and claims reserves                             385.4             392.8
Accounts payable and other liabilities                           424.9             386.3
- ----------------------------------------------------------------------------------------
  Total liabilities                                            7,814.7           7,471.6
- ----------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
Common stock ($.01 par value; authorized shares: 1,000;
  share issued: 1)                                                 -                -
Additional paid-in capital                                       163.9             163.5
Retained earnings                                              1,057.1             984.4
Unrealized gain (loss) on investments                            (10.9)             15.3
Cumulative translation adjustments                                 (.3)              (.3)
- ----------------------------------------------------------------------------------------
  Total stockholder's equity                                   1,209.8           1,162.9
- ----------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                    $9,024.5          $8,634.5
========================================================================================

See Notes to Condensed Consolidated Financial Statements.


                   Commercial Credit Company and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (In millions of dollars)

SIX MONTHS ENDED JUNE 30,                                                                    1996        1995
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes                                                                 $ 156.5     $ 157.5
Adjustments to reconcile income before income taxes and minority interest to net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force          4.3         3.0
    Additions to deferred policy acquisition costs                                            (1.3)       (6.4)
    Provision for credit losses                                                              127.8        80.8
    Changes in:
      Insurance policy and claims reserves                                                    (7.4)        2.1
      Other, net                                                                             (78.1)       47.9
- --------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                              201.8       284.9
Income taxes (paid)                                                                          (77.7)      (50.5)
- --------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                  124.1       234.4
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in credit card receivables                                                        (99.2)      (22.1)
Loans originated or purchased                                                             (1,467.5)   (1,360.2)
Loans repaid or sold                                                                       1,266.3     1,069.9
Purchases of investments                                                                    (305.7)     (225.9)
Proceeds from sales of investments                                                           228.0       176.0
Proceeds from maturities of investments                                                        4.9         3.4
Business acquisition                                                                          11.3          --
Other, net                                                                                    14.4        17.7
- --------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                                   (347.5)     (341.2)
- --------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                                                               (30.0)      (55.0)
Issuance of long-term debt                                                                   400.0     1,600.0
Payments of long-term debt                                                                  (200.0)     (510.0)
Net change in short-term borrowings                                                           41.6      (923.4)
Net change in certificates of deposit                                                         (2.2)       (7.7)
- --------------------------------------------------------------------------------------------------------------
  Net cash (used in) provided by financing activities                                        209.4       103.9
- --------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                          (14.0)       (2.9)
Cash and cash equivalents at beginning of period                                              30.1        23.6
- --------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $  16.1     $  20.7
==============================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                   $ 228.8     $ 210.5
==============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.    BASIS OF PRESENTATION
      ---------------------

      Commercial Credit Company (the Company) is a wholly owned subsidiary of CCC Holdings, Inc., which is a wholly owned subsidiary of Travelers Group Inc. (the Parent). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

      The accompanying condensed consolidated financial statements as of June 30, 1996 and for the three-month and six-month periods ended June 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

      Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

      FAS 121. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires long-lived assets to be disposed of (e.g. real estate held for sale) be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

2.    CONSUMER FINANCE RECEIVABLES
      ----------------------------

      Consumer finance receivables, net of unearned finance charges of $653.1 million and $690.2 million at June 30, 1996 and December 31, 1995, respectively, consisted of the following:

        (millions)                             JUNE 30, 1996  December 31, 1995
                                               -------------  -----------------

         Real estate-secured loans               $  3,105.8       $  2,957.1
         Personal loans                             3,038.2          3,051.0
         Credit cards                                 849.5            761.8
         Sales finance and other                      469.7            468.2
                                                 ----------       ----------
         Consumer finance receivables               7,463.2          7,238.1
         Accrued interest receivable                   44.7             46.9
         Allowance for credit losses                 (217.6)          (192.5)
                                                 ----------       ----------
         Net consumer finance receivables        $  7,290.3       $  7,092.5
                                                 ==========       ==========

3.    DEBT
      ----

      The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At June 30, 1996 and December 31, 1995, short-term borrowings consisted of commercial paper totaling $1,435.8 million and $1,394.2 million, respectively. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. Currently, $475 million is allocated to the Company.

      The Company also has a committed and available revolving credit facility on a stand-alone basis of $1.5 billion that expires in 2001.

      The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1996, the Company would have been able to remit $272.6 million to the Parent under its most restrictive covenants.

      The Company completed the following long-term debt offerings during the first six months of 1996 and, as of August 6, 1996, had $950 million available for debt offerings under its shelf registration statement:

                                                             (millions)

         o  5 7/8% Notes due January 15, 2003......................$200
         o  5.55% Notes due February 15, 2001......................$200

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                           Three Months Ended                           Six Months Ended
                                                June 30,                                    June 30,
                                 --------------------------------------------------------------------------------
(In millions)                                 1996          1995                      1996                 1995
- -----------------------------------------------------------------------------------------------------------------

Revenues                                     $357.9           $347.3              $713.5                 $680.5
                                              =====            =====              ======                  =====
Net income                                   $ 54.3           $ 54.2              $102.7                 $101.3
                                              =====            =====              ======                  =====


RESULTS OF OPERATIONS

The consolidated net income of Commercial Credit Company and subsidiaries (the Company) for the quarter ended June 30, 1996 was $54.3 million compared to $54.2 million in the corresponding 1995 period. Revenues for the quarter ended June 30, 1996 were $357.9 million compared to $347.3 million in the corresponding 1995 period.

The net income of the Company for the six months ended June 30, 1996 was $102.7 million compared to $101.3 million in the corresponding 1995 period. Revenues for the six months ended June 30, 1996 were $713.5 million compared to $680.5 million in the corresponding 1995 period.

The following discussion presents in more detail each segment's performance.

        Segment Results for the Three Months Ended June 30, 1996 and 1995
        -----------------------------------------------------------------

CONSUMER FINANCE SERVICES

                                                              Three Months Ended June 30,
                                      ---------------------------------------------------------------------------
(In millions)                                          1996                                 1995
- -----------------------------------------------------------------------------------------------------------------
                                           REVENUES          NET INCOME         Revenues         Net income
- -----------------------------------------------------------------------------------------------------------------
Consumer Finance Services(1)                    $347.9              $60.5           $337.1               $60.0
=================================================================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

Earnings before the gain on the disposition of RCM for the second quarter of 1996 were even with the second quarter of 1995. The impact of a 5% higher level of receivables and improved margins was offset by higher loan losses as well as an increase in the loan loss reserve. At June 30, 1996, consumer finance receivables totaled $7.463 billion.

The average yield on the portfolio, at 15.40%, was lower than the 1995 second quarter yield of 15.57%. Net interest margin, at 8.82%, was up 13 basis points compared with the prior year's second quarter, because of lower funding costs.

Delinquencies in excess of 60 days were 2.18% as of June 30, 1996, slightly lower than 2.21% at the end of the first quarter of 1996, but higher than the 1.86% level at the end of the 1995 second quarter.

Despite the favorable delinquency rate comparison, the charge-off rate for the second quarter of 1996 was 2.92%, up from 2.14% in the comparable 1995 period and from 2.87% in the first quarter of 1996. In part, these trends reflect the high level of personal bankruptcies affecting the credit industry. As a result of the higher losses, reserves as a percentage of net receivables were increased in the second quarter of 1996 to 2.92%, up from 2.88% at March 31, 1996 and 2.64% at June 30, 1995.


                                                                       As of, and for, the
                                                                   Three Months Ended June 30,
                                                       ---------------------------------------------------
                                                                   1996                     1995
                                                       ---------------------------------------------------

Allowance for credit losses as a %
  of net outstandings                                             2.92%                    2.64%

Charge-off rate                                                   2.92%                    2.14%

60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end                              2.18%                    1.86%


The total number of offices at the end of the quarter stood at 860, which includes the addition of 10 offices from the March 31, 1996 acquisition of Hawaii-based Servco Financial Corp (Servco). During the quarter the Company completed its initial conversion of 28 existing retail offices into $.M.A.R.T.(SM) Solution Centers -- devoted exclusively to servicing the Company's growing business of underwriting real estate loans for Primerica Financial Services.

The Servco acquisition added approximately $70 million to net consumer finance receivables and a like amount to deposit liabilities.

The Consumer Finance segment results for the second quarter of 1996 continued to be influenced by a higher level of loan losses, which the Company now believes should continue throughout this year, as a result of a higher level of personal bankruptcies. Also, near-term earnings for this segment are expected to be affected by a higher level of expenses, as the Company implements additional investments in marketing, training and systems enhancements in order to capitalize on future growth opportunities. Consequently, the segment's operating earnings in the second half of 1996 could be 15% or more below comparable 1995 levels. The Company expects improvement in the second half of 1997 results, however, which would make year-over-year, 1997 to 1998, comparisons favorable.

The statements contained in the foregoing paragraph may be deemed to be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements are based largely on the Company's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Company's control. Actual results could differ materially from these forward-looking statements as a result of a number of factors, including (i) changes in the consumer lending industry as a result of economic or regulatory influences, (ii) changes in the interest rate environment and general economic conditions, (iii) the composition of the Company's receivables portfolio (i.e. product mix) and (iv) the level of business competition. The Company undertakes no obligation to update publicly or revise any forward-looking statements.

CORPORATE AND OTHER

                                                                    Three Months Ended June 30,
                                        ------------------------------------------------------------------------------------
(In millions)                                              1996                                      1995
- ----------------------------------------------------------------------------------------------------------------------------
                                               REVENUES            NET INCOME            Revenues           Net income
                                                                   (EXPENSE)                                (expense)
- ----------------------------------------------------------------------------------------------------------------------------
Corporate and other                              $10.0                $(6.2)               $10.2               $(5.8)
============================================================================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The increase in Corporate and Other net expense (before the gain on disposition of RCM) for the second quarter of 1996 compared to the second quarter of 1995 is primarily attributable to increases in interest costs borne at the corporate level.

         Segment Results for the Six Months Ended June 30, 1996 and 1995
         ---------------------------------------------------------------

The overall operating trends for the six months ended June 30, 1996 and 1995 were substantially the same as those of the second quarter periods except as noted below.

CONSUMER FINANCE SERVICES

                                                               Six Months Ended June 30,
                                      ---------------------------------------------------------------------------
(In millions)                                          1996                                 1995
- -----------------------------------------------------------------------------------------------------------------
                                           REVENUES          NET INCOME         Revenues         Net income
- -----------------------------------------------------------------------------------------------------------------
Consumer Finance Services(1)                $695.4             $116.0           $660.4              $115.5
=================================================================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM.

The average yield on the portfolio for the first half of 1996 was 15.41%, lower than the 1995 yield of 15.50%. Net interest margin, at 8.78%, was up 11 basis points compared with the prior year's first half, because of lower funding costs. The charge-off rate was 2.89% for the first half of 1996, compared to 2.15% for the first half of 1995.

CORPORATE AND OTHER

                                                                     Six Months Ended June 30,
                                        ------------------------------------------------------------------------------------
(In millions)                                              1996                                      1995
- ----------------------------------------------------------------------------------------------------------------------------
                                               REVENUES            NET INCOME            Revenues           Net income
                                                                   (EXPENSE)                                (expense)
- ----------------------------------------------------------------------------------------------------------------------------
Corporate and other                             $18.1               $(13.3)               $20.1              $(14.2)
============================================================================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The increase in Corporate and Other net expense (before the gain on disposition of RCM) for the first half of 1996 compared to the first half of 1995 is primarily attributable to increases in interest costs borne at the corporate level.

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

Travelers Group Inc. (the Parent), the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year revolving credit facility which expires in 2001. Currently, $475 million is allocated to the Company. In addition, the Company also has a committed and available revolving credit facility on a stand-alone basis of $1.5 billion that expires in 2001.

The Company currently has unused credit availability of $1.975 billion under five-year revolving credit facilities.

The Company completed the following long-term debt offerings in 1996 and, as of August 6, 1996, had $950 million available for debt offerings under its shelf registration statement:

         o  5 7/8% Notes due January 15, 2003............$200 million
         o  5.55% Notes due February 15, 2001............$200 million

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At June 30, 1996, the Company would have been able to remit $272.6 million to the Parent under its most restrictive covenants.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (FAS 123), is effective for 1996 reporting. This statement addresses the accounting for the cost of stock-based compensation, such as stock options and restricted stock. FAS 123 permits either expensing the value of stock-based compensation over the period earned or disclosing in the financial statement footnotes the pro forma impact to net income as if the value of stock-based compensation awards had been expensed. The value of awards would be measured at the grant date based upon estimated fair value, using option pricing models. The Company along with affiliated companies participates in stock option and other stock-based incentive plans sponsored by the Parent. The Company has selected the disclosure alternative that requires such pro forma disclosures to be included in annual financial statements.

In June 1996, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrended, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               For information concerning purported class action lawsuits filed against the Company and certain of its subsidiaries alleging, inter alia, that such subsidiaries charged excessive premiums on nonfiling insurance, see the descriptions that appear in the second paragraph of page 2 of the Company's filing on Form 8-K dated July 13, 1994, and the first paragraph of page 14 of the Company's filing on Form 10-Q for the third quarter ended September 30, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In the Nobels case, a class of plaintiffs residing in Alabama was certified in April 1996 for certain of the claims and class certification was denied for certain other claims. In May 1996, an additional purported class action, entitled Keckler v. Commercial Credit Corporation, was filed in the U.S. District Court for the Northern District of Florida with allegations similar to those in the Nobels case. The plaintiffs seek, among other things, compensatory and punitive damages in an unspecified amount. The Company believes it has meritorious defenses to this action and intends to contest the allegations.


               In August 1996, a purported class action, entitled Rosa Anderson
v. Commercial Credit Corporation, was filed in the Circuit Court for Sumter County, Alabama containing allegations substantially similar to allegations contained in certain individual actions currently pending, including, among other things, that plaintiffs were mislead or induced to refinance existing loans which carried excessive and/or unnecessary fees and charges that were not fully disclosed to them. The plaintiffs seek, among other things, compensatory damages in an unspecified amount. The Company believes it has meritorious defenses to this action and intends to contest the allegations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

               See Exhibit Index.

         (b)  Reports on Form 8-K:

               No reports on form 8-K were filed by the Company during the quarter ended June 30, 1996; however, on July 17, 1996, the Company filed a Current Report on Form 8-K, dated July 15, 1996, reporting under Item 5 thereof the results of its operations for the three months and six months ended June 30, 1996, and certain other selected financial data, and on July 19, 1996, the Company filed a Current Report on Form 8-K, dated July 18, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Medium Term Notes, Seventh Series, due nine months or more from the date of issue.

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                                                                   FILING
NUMBER           DESCRIPTION OF EXHIBIT                                                                   METHOD
- ------           ----------------------                                                                   -------
3.01             Restated Certificate of Incorporation of Commercial Credit Company (the
                 "Company"), included in Certificate of Merger of CCC Merger Company into the Company; Certificate of Ownership and Merger merging CCCH
                 Acquisition Corporation into the Company; and Certificate of Ownership and Merger merging RDI Service Corporation into the Company, incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-
                 6594).

3.02             By-Laws of the Company, as amended May 14, 1990, incorporated by reference to Exhibit 3.02.2 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-
                 6594).

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

10.02            Amended and Restated Credit Agreement dated as of June 28, 1996 among                    Electronic
                 the Company, the Banks party thereto and Morgan Guaranty Trust
                 Company of New York, as Agent.

12.01            Computation of Ratio of Earnings to Fixed Charges.                                       Electronic

27.01            Financial Data Schedule.                                                                 Electronic

99.01            The second paragraph of page 2 of the Company's Current Report on                        Electronic
                 Form 8-K dated July 13, 1994 (File No. 1-6594).








EXHIBIT                                                                                                   FILING
NUMBER           DESCRIPTION OF EXHIBIT                                                                   METHOD
- ------           ----------------------                                                                   -------
99.02            The first paragraph of page 14 of the Company's Quarterly Report on                      Electronic
                 Form 10-Q for the quarter ended September 30, 1995 (File No. 1-6594).



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




                            COMMERCIAL CREDIT COMPANY




Date:  August 13, 1996                  By /s/ William R. Hofmann
                                          ------------------------
                                               William R. Hofmann
                                                 Vice President
                                          (Principal Financial Officer)






Date:  August 13, 1996                  By   /s/ Irwin Ettinger
                                           --------------------------
                                             Irwin Ettinger
                                             Executive Vice President
                                             (Chief Accounting Officer)

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT                                                                                                   FILING
NUMBER           DESCRIPTION OF EXHIBIT                                                                   METHOD
- ------           ----------------------                                                                   -------
3.01             Restated Certificate of Incorporation of Commercial Credit Company (the
                 "Company"), included in Certificate of Merger of CCC Merger Company into the Company; Certificate of Ownership and Merger merging CCCH
                 Acquisition Corporation into the Company; and Certificate of Ownership and Merger merging RDI Service Corporation into the Company, incorporated by reference to Exhibit 3.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992 (File No. 1-
                 6594).

3.02             By-Laws of the Company, as amended May 14, 1990, incorporated by reference to Exhibit 3.02.2 to the Company's Annual Report on
                 Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-
                 6594).

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

10.02            Amended and Restated Credit Agreement dated as of June 28, 1996 among                    Electronic
                 the Company, the Banks party thereto and Morgan Guaranty Trust
                 Company of New York, as Agent.

12.01            Computation of Ratio of Earnings to Fixed Charges.                                       Electronic

27.01            Financial Data Schedule.                                                                 Electronic

99.01            The second paragraph of page 2 of the Company's Current Report on                        Electronic
                 Form 8-K dated July 13, 1994 (File No. 1-6594).









EXHIBIT                                                                                                   FILING
NUMBER           DESCRIPTION OF EXHIBIT                                                                   METHOD
- ------           ----------------------                                                                   -------
99.02            The first paragraph of page 14 of the Company's Quarterly Report on                      Electronic
                 Form 10-Q for the quarter ended September 30, 1995 (File No. 1-6594).



         The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.