Form 10-Q
period 1996-09-30
COMMERCIAL CREDIT CO
filed 1996-11-12
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                 --------------

                                    FORM 10-Q

|x|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

| |           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

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

                                 (410) 332-3000
              (Registrant's telephone number, including area code)

                                 --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                      ---   ---

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

                               TABLE OF CONTENTS
                               -----------------

                        Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------
      Condensed Consolidated Statement of Income (Unaudited) -
        Three and Nine Months Ended September 30, 1996 and 1995            3

      Condensed Consolidated Statement of Financial Position -
        September 30, 1996 (Unaudited) and December 31, 1995               4

      Condensed Consolidated Statement of Cash Flows (Unaudited) -
        Nine Months Ended September 30, 1996 and 1995                      5

      Notes to Condensed Consolidated Financial Statements - (Unaudited)   6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                8

                          Part II - Other Information

Item 1. Legal Proceedings                                                 12

Item 6. Exhibits and Reports on Form 8-K                                  12

Exhibit Index                                                             13

Signatures                                                                14

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars)

                                         Three Months Ended    Nine Months Ended
                                            September 30,         September 30,
                                           1996       1995       1996      1995
-------------------------------------------------------------------------------
Revenues
Finance related interest
  and other charges                      $291.7     $284.5    $  863.0  $  833.0
Insurance premiums                         38.6       35.8       112.5      99.2
Net investment income                      12.6       12.7        38.1      37.2
Other income                               14.6       22.7        57.4      66.8
--------------------------------------------------------------------------------
  Total revenues                          357.5      355.7     1,071.0   1,036.2
--------------------------------------------------------------------------------

Expenses
Interest                                  119.6      116.7       352.8     346.8
Non-insurance compensation and benefits    46.6       49.4       137.9     147.8
Provision for consumer finance
  credit losses                            60.6       41.1       188.4     121.9
Policyholder benefits and claims           13.7       12.6        35.1      36.8
Insurance underwriting,
  acquisition and operating                 7.1        7.2        20.7      20.5
Other operating                            39.1       38.1       108.8     114.3
--------------------------------------------------------------------------------
   Total expenses                         286.7      265.1       843.7     788.1
--------------------------------------------------------------------------------
Income before income taxes                 70.8       90.6       227.3     248.1
Provision for income taxes                 24.2       29.7        78.0      85.9
--------------------------------------------------------------------------------
Net income                               $ 46.6     $ 60.9      $149.3   $ 162.2
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Financial Position
               (In millions of dollars, except per share amounts)

                                                   September 30,   December 31,
                                                       1996            1995
-------------------------------------------------------------------------------
Assets                                             (Unaudited)
Cash and cash equivalents                           $    18.6        $  30.1
Investments:
   Fixed maturities:
     Available for sale, at market value
       (amortized cost - $795.9 and $781.4)             781.3          802.9
   Equity securities, at market value
    (cost - $43.7 and $26.5)                             43.4           28.4
   Mortgage loans and real estate held for sale         136.1          185.3
   Short-term and other                                 126.3           28.6
-------------------------------------------------------------------------------
  Total investments                                   1,087.1        1,045.2
-------------------------------------------------------------------------------
Consumer finance receivables                          7,784.9        7,285.0
Allowance for losses                                   (225.7)        (192.5)
-------------------------------------------------------------------------------
  Net consumer finance receivables                    7,559.2        7,092.5
Other receivables                                       154.2          164.4
Deferred policy acquisition costs                        11.0           16.1
Cost of acquired businesses in
  excess of net assets                                  107.4           98.2
Other assets                                            331.9          188.0
-------------------------------------------------------------------------------
Total assets                                         $9,269.4       $8,634.5
===============================================================================
Liabilities
Certificates of deposit                              $  125.6       $   98.3
Short-term borrowings                                 1,828.7        1,394.2
Long-term debt                                        5,300.0        5,200.0
-------------------------------------------------------------------------------
  Total debt                                          7,254.3        6,692.5
Insurance policy and claims reserves                    408.0          392.8
Accounts payable and other liabilities                  384.5          386.3
-------------------------------------------------------------------------------
  Total liabilities                                   8,046.8        7,471.6
-------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized:
  1,000 shares; issued: 1 share)                          --             --
Additional paid-in capital                              163.9          163.5
Retained earnings                                     1,068.7          984.4
Unrealized gain (loss) on investments                    (9.7)          15.3
Cumulative translation adjustments                        (.3)           (.3)
-------------------------------------------------------------------------------
  Total stockholder's equity                          1,222.6        1,162.9
-------------------------------------------------------------------------------
Total liabilities and stockholder's equity           $9,269.4       $8,634.5
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Nine months ended September 30,                            1996         1995
--------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes                              $    227.3   $    248.1
Adjustments to reconcile income before
  income taxes and minority interest to
  net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition
      costs and value of insurance in force                    6.1          5.2
    Additions to deferred policy acquisition costs            (1.1)        (9.1)
    Provision for consumer finance credit losses             188.4        121.9
    Changes in:
      Insurance policy and claims reserves                    15.2          3.8
      Other, net                                             (49.5)       148.2
--------------------------------------------------------------------------------
Net cash provided by operations                              386.4        518.1
Income taxes (paid)                                          (98.0)       (90.5)
--------------------------------------------------------------------------------
  Net cash provided by operating activities                  288.4        427.6
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                        (88.2)       (23.0)
Loans originated or purchased                             (2,452.8)    (2,050.4)
Loans repaid or sold                                       1,898.2      1,656.8
Purchases of investments                                    (365.2)      (314.9)
Proceeds from sales of investments                           242.4        255.8
Proceeds from maturities of investments                        8.1          1.1
Business acquisition                                          11.3          --
Other, net                                                    22.0         23.1
--------------------------------------------------------------------------------
  Net cash (used in) investing activities                   (724.2)      (451.5)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                               (65.0)      (110.0)
Issuance of long-term debt                                   400.0      1,800.0
Payments of long-term debt                                  (300.0)      (660.0)
Net change in short-term borrowings                          434.5     (1,017.4)
Net change in certificates of deposit                        (45.2)         1.2
--------------------------------------------------------------------------------
  Net cash provided by financing activities                  424.3         13.8
--------------------------------------------------------------------------------
Change in cash and cash equivalents                          (11.5)       (10.1)
Cash and cash equivalents at beginning of period              30.1         23.6
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period              $     18.6   $     13.5
================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                $    344.7   $    323.8
================================================================================

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

     The accompanying condensed consolidated financial statements as of September 30, 1996 and for the three-month and nine-month periods ended September 30, 1996 and 1995 are unaudited. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

     Accounting Change

     FAS 121. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. The statement also requires that long-lived assets to be disposed of (e.g. real estate held for sale) be carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

2. Consumer Finance Receivables
   ----------------------------

     Consumer finance receivables, net of unearned finance charges of $637.6 million and $690.2 million at September 30, 1996 and December 31, 1995, respectively, consisted of the following:

       (millions)                       September 30, 1996    December 31, 1995
                                        ------------------    -----------------

       Real estate-secured loans              $3,306.7             $2,957.1
       Personal loans                          3,120.7              3,051.0
       Credit cards                              832.2                761.8
       Sales finance and other                   478.7                468.2
                                              --------             --------
       Consumer finance receivables,
         net of unearned finance charges       7,738.3              7,238.1
       Accrued interest receivable                46.6                 46.9
       Allowance for credit losses              (225.7)              (192.5)
                                              --------              -------
       Net consumer finance receivables       $7,559.2             $7,092.5
                                              ========             ========

3. Debt
   ----

     The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At September 30, 1996 and December 31, 1995, short-term borrowings consisted of commercial paper totaling $1,828.7 million and $1,394.2 million, respectively. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees. The Parent, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in 2001. Currently, $650 million is allocated to the Company. At September 30, 1996 there were no borrowings outstanding under this facility.

     The Company also has a committed and available revolving credit facility on a stand-alone basis of $1.5 billion that expires in 2001.

     The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1996, the Company would have been able to remit $272.7 million to the Parent under its most restrictive covenants.

     The Company completed the following long-term debt offerings during the first nine months of 1996:

                                                  (millions)
       o  5 7/8% Notes due January 15, 2003........  $200
       o  5.55% Notes due February 15, 2001........  $200

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

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

Consolidated Results of Operations

                            Three Months Ended            Nine Months Ended
                               September 30,                 September 30,
                            --------------------------------------------------
     (In millions)            1996       1995             1996         1995
    --------------------------------------------------------------------------
     Revenues                $357.5     $355.7          $1,071.0     $1,036.2
                             ======     ======          ========     ========
     Net income              $ 46.6     $ 60.9          $  149.3     $  162.2
                             ======     ======          ========     ========

Results of Operations

The consolidated net income of Commercial Credit Company and subsidiaries (the Company) for the quarter ended September 30, 1996 was $46.6 million compared to $60.9 million in the corresponding 1995 period. Revenues for the quarter ended September 30, 1996 were $357.5 million compared to $355.7 million in the corresponding 1995 period.

The net income of the Company for the nine months ended September 30, 1996 was $149.3 million compared to $162.2 million in the corresponding 1995 period. Revenues for the nine months ended September 30, 1996 were $1,071.0 million compared to $1,036.2 million in the corresponding 1995 period.

The following discussion presents in more detail each segment's performance.

    Segment Results for the Three Months Ended September 30, 1996 and 1995
    ----------------------------------------------------------------------

Consumer Finance Services

                                         Three Months Ended September 30,
                                 -----------------------------------------------
     (In millions)                       1996                      1995
     ---------------------------------------------------------------------------
                                 Revenues   Net income     Revenues   Net income
     ---------------------------------------------------------------------------
     Consumer Finance Services    $350.4      $53.8         $343.0      $65.1
     ===========================================================================

Earnings in the third quarter of 1996 were lower than the comparable period in 1995, as expected --driven by a higher provision for loan losses.

Consumer finance receivables, net of unearned finance charges grew $275.1 million during the third quarter of 1996. This growth occurred primarily in real estate and personal loans, and benefited from a $95 million bulk acquisition of real estate loans as well as an increase in real estate loan volume of $111 million over last year's levels in the Company's 862 branch office network and through Primerica Financial Services.

Personal loan volume in the 1996 third quarter was up substantially over the prior year period and the 1996 second quarter. Travelers Bank credit card outstandings declined $17.3 million, resulting from the sale of a non-strategic portfolio, partially offset by strong credit card originations. At September 30, 1996, net receivables totaled a record $7.74 billion, an 8.3% increase over September 30, 1995. While total interest margin increased from the 1995 period due to the increase in the portfolio, average net interest margin declined 27 basis points reflecting a decline to 15.17% from 15.77% in the average yield mainly due to the normal run off of older, higher yielding real estate loans and growth in lower yielding first mortgage and other higher quality real estate loans, partially offset by a decrease in cost of funds.

Delinquencies in excess of 60 days were 2.31% as of September 30, 1996 -- higher than 2.18% at the end of the 1996 second quarter, and 1.97% at the end of the third quarter of 1995. The charge-off rate remained relatively flat at 2.91%, compared to the 1996 second quarter, but was higher than in the comparable 1995 period. This reflects a continued high level of personal bankruptcies throughout the credit industry, a trend that has shown no indication of reversing itself. Reserves as a percentage of net receivables remained at 2.92%, unchanged from the 1996 second quarter.

                                                   As of, and for, the
                                             Three Months Ended September 30,
                                            ----------------------------------
                                                   1996             1995
                                            ----------------------------------

      Allowance for credit losses as a %
        of net outstandings                        2.92%            2.64%

      Charge-off rate                              2.91%            2.24%

      60 + days past due on a contractual
        basis as a % of gross consumer
        finance receivables at quarter end         2.31%            1.97%


Corporate and Other

                                     Three Months Ended September 30,
                            ----------------------------------------------------
  (In millions)                      1996                        1995
  ------------------------------------------------------------------------------
                            Revenues     Net income     Revenues      Net income
                                         (expense)                    (expense)
  ------------------------------------------------------------------------------
  Corporate and other         $7.1         $(7.2)         $12.7         $(4.2)
  ==============================================================================

The increase in Corporate and Other net expense for the third quarter of 1996 compared to the third quarter of 1995 is primarily attributable to increases in interest costs borne at the corporate level.

      Segment Results for the Nine Months Ended September 30, 1996 and 1995
      ---------------------------------------------------------------------

The overall operating trends for the nine months ended September 30, 1996 and 1995 were substantially the same as those of the third quarter periods except as noted below.

Consumer Finance Services

                                          Nine Months Ended September 30,
                                  ----------------------------------------------
   (In millions)                          1996                     1995
   -----------------------------------------------------------------------------
                                  Revenues    Net income    Revenues  Net income
   -----------------------------------------------------------------------------

   Consumer Finance Services(1)   $1,045.8      $169.8      $1,003.4    $180.6
   =============================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

The average yield on the portfolio for the first nine months of 1996 was 15.33%, compared to 15.59% in the comparable 1995 period. Net interest margin, at 8.72%, was about even with the prior year's first nine months. The charge-off rate was 2.90% for the first nine months of 1996, compared to 2.18% for the first nine months of 1995.

Corporate and Other

                                      Nine Months Ended September 30,
                            ----------------------------------------------------
   (In millions)                     1996                        1995
   -----------------------------------------------------------------------------
                            Revenues     Net income     Revenues      Net income
                                         (expense)                    (expense)
   -----------------------------------------------------------------------------

   Corporate and other(1)    $25.2        $(20.5)         $32.8        $(18.4)
   =============================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The increase in Corporate and Other net expense (before the gain on disposition of RCM) for the first nine months of 1996 compared to the first nine months of 1995 is primarily attributable to increases in interest costs borne at the corporate level.

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

Travelers Group Inc. (the Parent), the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the Parent, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in 2001. Currently, $650 million is allocated to the Company. In addition, the Company has a committed and available revolving credit facility on a stand-alone basis of $1.5 billion that expires in 2001.

The Company currently has unused credit availability of $2.15 billion under five-year revolving credit facilities.

The Company completed the following long-term debt offerings in 1996 and, as of November 5, 1996, had $950 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements:

      o  5 7/8% Notes due January 15, 2003.......  $200 million
      o  5.55% Notes due February 15, 2001.......  $200 million

In addition to the long-term debt offerings above, in October 1996 the Company, through a private placement, issued $200 million of 6.45% Notes due October 18, 2006 which by their terms can be put to the Company at par on October 18, 1999.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to the Parent or its affiliated companies. At September 30, 1996, the Company would have been able to remit $272.7 million to the Parent under its most restrictive covenants.

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

In June 1996, the Financial Accounting Standards Board (FASB) issued statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS 125). FAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrended, and derecognizes liabilities when extinguished. FAS 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively; however, the FASB has announced its intention to delay until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The Company is currently evaluating the impact of this statement.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

          For information concerning purported class action lawsuits filed against the Company and certain of its subsidiaries alleging, inter alia, that such subsidiaries charged excessive premiums on nonfiling insurance, see the descriptions that appear in the second paragraph on page 2 of the Company's Current Report on Form 8-K, dated July 13, 1994, the first paragraph on page 14 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995 and the first paragraph on page 13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In Keckler v. Commercial Credit Corporation, defendant's motion to dismiss was granted in part and denied in part. In October 1996, an additional purported class action was filed in the Circuit Court of Perry County, Alabama, entitled Washington v. Commercial Credit Corporation, et al., with allegations, and seeking damages, similar to those in the earlier cases referred to above. The Company believes it has meritorious defenses to this action and intends to contest the allegations.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

               See Exhibit Index.

     (b) Reports on Form 8-K:

               On July 17, 1996, the Company filed a Current Report on Form 8-K, dated July 15, 1996, reporting under Item 5 thereof the results of its operations for the three months and six months ended June 30, 1996, and certain other selected financial data.

               On July 19, 1996, the Company filed a Current Report on Form 8-K, dated July 18, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's Medium Term Notes, Seventh Series, due nine months or more from the date of issue.

               No other reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1996; however, on October 15, 1996, the Company filed a Current Report on Form 8-K, dated October 14, 1996, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1996, and certain other selected financial data.

                                 EXHIBIT INDEX

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

4.01.2      First Supplemental Indenture, dated as of June 13,
            1990, to the Indenture, incorporated by reference to
            Exhibit 1 to the Company's Current Report on Form
            8-K, dated June 13, 1990 (File No. 1-6594).

12.01       Computation of Ratio of Earnings to Fixed Charges.       Electronic

27.01       Financial Data Schedule.                                 Electronic

99.01       The second paragraph on page 2 of the Company's          Electronic
            Current Report on Form 8-K, dated July 13,
            1994 (File No. 1-6594), the first paragraph on page
            14 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No.
            1-6594), the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-6594) and the first paragraph on page 13 of the Company's
            Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-6594).

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


                            Commercial Credit Company


Date:  November 12, 1996                      By    /s/ William R. Hofmann
                                                 ------------------------------
                                                        William R. Hofmann
                                                         Vice President
                                                  (Principal Financial Officer)



Date:  November 12, 1996                      By    /s/ Irwin Ettinger
                                                 ------------------------------
                                                        Irwin Ettinger
                                                   Executive Vice President
                                                  (Chief Accounting Officer)

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

4.01.2      First Supplemental Indenture, dated as of June 13,
            1990, to the Indenture, incorporated by reference to
            Exhibit 1 to the Company's Current Report on Form
            8-K, dated June 13, 1990 (File No. 1-6594).

12.01       Computation of Ratio of Earnings to Fixed Charges.       Electronic

27.01       Financial Data Schedule.                                 Electronic

99.01       The second paragraph on page 2 of the Company's          Electronic
            Current Report on Form 8-K, dated July 13,
            1994 (File No. 1-6594), the first paragraph on page
            14 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995 (File No.
            1-6594), the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995 (File No. 1-6594) and the first paragraph on page 13 of the Company's
            Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-6594).

     The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.