Form 10-K405
period 1996-12-31
COMMERCIAL CREDIT CO
filed 1997-03-26
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996
                                       OR
|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ______ to ______

                                ----------------

                          Commission file number 1-6594

                                ----------------

                            COMMERCIAL CREDIT COMPANY
             (Exact name of registrant as specified in its charter)

                    Delaware                               52-0883351
(State or other jurisdiction of incorporation          (I.R.S. Employer
              or organization)                         Identification No.)

                  300 St. Paul Place, Baltimore, Maryland 21202
               (Address of principal executive offices) (Zip Code)
                                 (410) 332-3000
              (Registrant's telephone number, including area code)

                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class           Name of each exchange on which registered
         -------------------           -----------------------------------------
    5 1/2% Notes due May 15, 1998                New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes |X|   No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.     |X|

Because the registrant is an indirect wholly owned subsidiary of Travelers Group Inc., none of the registrant's outstanding voting stock is held by nonaffiliates of the registrant. As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was issued and outstanding.

                    Documents Incorporated by Reference: None

                            COMMERCIAL CREDIT COMPANY

                           ANNUAL REPORT ON FORM 10-K

                     FOR FISCAL YEAR ENDED DECEMBER 31, 1996

                         ------------------------------

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER                                                                PAGE
-----------                                                                ----

       PART I
       ------

1.     Business.............................................................. 1
2      Properties............................................................ 9
3.     Legal Proceedings..................................................... 9
4.     Omitted Pursuant to General Instruction I

       PART II
       -------

5.     Market for Registrant's Common Equity and
        Related Stockholder Matters......................................... 10
6.     Selected Financial Data.............................................. 11
7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations............................. 12
8.     Financial Statements and Supplementary Data.......................... 17
9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure............................. 17

       PART III
       --------

10-13. Omitted Pursuant to General Instruction I

       PART IV
       -------

14.    Exhibits, Financial Statement Schedules, and Reports
            on Form 8-K..................................................... 17
       Exhibit Index........................................................ 19
       Signatures........................................................... 21
       Index to Consolidated Financial Statements and Schedules............ F-1

                                     PART I
                                     ------

ITEM 1. BUSINESS.

                                   THE COMPANY

     Commercial Credit Company (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in consumer finance services. The Company's predecessor was founded in 1912. The Company is a wholly owned subsidiary of Travelers Group Inc. ("Travelers Group"), a financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services; (ii) Consumer Finance Services (through the Company); (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services. The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

     On December 30, 1994, the Company sold its 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company ("Gulf"), to an affiliate, The Travelers Indemnity Company ("Travelers Indemnity"), for $150 million. See Notes 1 and 2 of Notes to Consolidated Financial Statements. The Company's Consolidated Financial Statements do not include the results of operations of Gulf for 1996 and 1995, and Travelers Indemnity's interest in Gulf for 1994 is shown as minority interest.

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

CONSUMER FINANCE

     As of December 31, 1996, Consumer Finance Services maintained 859 loan offices in 44 states, including servicing centers for loans sold through the sales force of the Primerica Financial Services group of companies (the "PFS sales force"), which are subsidiaries of Travelers Group. The Company owns two state-chartered banks headquartered in Newark, Delaware, which generally limit their activities to offering credit card services nationwide. Total consumer finance receivables of this segment at December 31, 1996, 1995 and 1994 were approximately $8.1 billion, $7.2 billion and $6.9 billion, respectively. For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 5 of Notes to Consolidated Financial Statements.

     Loans to consumers by the Consumer Finance Services unit include real estate-secured loans, both fixed and variable rate secured and unsecured personal loans and fixed rate loans to finance consumer goods purchases. Credit card loans are discussed below. The Company's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for the Company's consumer loans consists of households with an annual income of $20,000 to $50,000. The number of loan customers (excluding credit card customers) was approximately 1,333,000 at December 31, 1996, as compared to approximately 1,275,000 at December 31, 1995 and approximately 1,177,000 at December 31, 1994. In 1996, the Company created an agency that performs appraisals, sells title insurance and provides other closing-related services for the Company's real-estate loans.

     Two loan programs of the Company solicit applications for loans exclusively through the PFS sales force. At December 31, 1996, the total loans outstanding generated from this program were $1.524 billion, or approximately 19% of the Company's total loans outstanding, as compared to $1.258 billion, or approximately 17%, at December 31, 1995 and $1.107 billion, or approximately 16%, at December 31, 1994.

     The average amount of cash advanced per real estate-secured loan made was approximately $35,800 in 1996, $26,300 in 1995 and $28,400 in 1994. The average amount of cash advanced per personal loan made was approximately $4,250 in 1996 and $4,200 in each of 1995 and 1994. The average real estate-secured loan size increased in 1996 due to marketing initiatives that attracted customers for higher balance loans, particularly in first mortgage programs. The average annual yield for loans in 1996 was 15.24%, as compared to 15.64% in 1995 and 15.41% in 1994. The average annual yield for real estate-secured loans in 1996 was 12.13%, as compared to 12.33% in 1995 and 12.20% in 1994, and for personal loans it was 19.95% in 1996, as compared to 20.23% in 1995 and 20.20% in 1994.
The average yield for real estate-secured loans has been affected by the normal run-off of older, higher yielding loans and growth in lower yielding, higher quality loans, while the average yield for personal loans has been affected by the industry trends associated with rising personal bankruptcies. Consumer Finance Services' average net interest margin for loans was 8.64% in 1996, 8.79% in 1995 and 8.76% in 1994.

     The Company's delinquency and charge-off rates reached historically low levels in 1994 and rose in 1995 and 1996, consistent with recent industry trends. This increase in delinquencies and charge-offs reflects a continued high level of personal bankruptcies, a national trend that shows no indication of reversing itself. See "-- Delinquent Receivables and Loss Experience."

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

     The following table sets forth the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

                   RATIO OF RECEIVABLES DELINQUENT 60 DAYS OR
                   MORE TO GROSS RECEIVABLES OUTSTANDING (1)

                                   REAL
                                   ESTATE-
                      PERSONAL     SECURED      CREDIT       SALES      TOTAL
AS OF DECEMBER 31,    LOANS        LOANS        CARDS        FINANCE    CONSUMER
------------------    -----        -----        -----        -------    --------

     1996              3.42%       1.50%        1.44%        2.27%      2.38%
     1995              2.89%       1.42%        1.40%        2.17%      2.14%
     1994              2.40%       1.48%        1.05%        1.79%      1.88%

----------
(1) The receivable balance used for these ratios is before the deduction of unearned finance charges and excludes accrued interest receivable. Receivables delinquent 60 days or more include, for all periods presented, accounts in the process of foreclosure.

     The following table sets forth the ratio of net charge-offs to average Consumer Finance Receivables. For all periods presented, the following ratios give effect to all deferred origination costs.

        RATIO OF NET CHARGE-OFFS TO AVERAGE CONSUMER FINANCE RECEIVABLES

                                   REAL
                                   ESTATE-
 YEAR ENDED           PERSONAL     SECURED      CREDIT       SALES      TOTAL
 DECEMBER 31,         LOANS        LOANS        CARDS        FINANCE    CONSUMER
 ------------         -----        -----        -----        -------    --------

     1996             5.46%        0.50%        2.75%        3.34%      2.91%
     1995             4.01%        0.64%        2.04%        2.46%      2.28%
     1994             3.50%        0.82%        1.83%        2.03%      2.08%

     The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables:

          RATIO OF ALLOWANCE FOR LOSSES TO CONSUMER FINANCE RECEIVABLES

                                  AS OF DECEMBER 31,
                                  ------------------
                                  1996     2.97%
                                  1995     2.66%
                                  1994     2.64%

CREDIT-RELATED INSURANCE

     American Health and Life Insurance Company ("AHL"), a subsidiary of the Company, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from the A.M. Best Company, whose ratings may be revised or withdrawn at any time. At a minimum, credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL primarily include auto single interest and involuntary unemployment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period.

     The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:

                   CONSUMER FINANCE INSURANCE PREMIUMS WRITTEN
                                  (IN MILLIONS)

                                                        YEAR ENDED DECEMBER 31,
                                                        -----------------------
                                                        1996    1995      1994
                                                      -------- -------- --------
Premiums written by AHL and its affiliates(1)
   Writings for consumer finance:
      Credit life                                     $   42.7 $   41.8 $   43.3
      Credit disability and other                         63.1     61.4     66.7
      Credit property and other                           18.0      4.1      3.0
                                                      -------- -------- --------
         Total                                        $  123.8 $  107.3 $  113.0
                                                      ======== ======== ========
Premiums written by other insurance companies(2)
      Credit property and other                       $   42.9 $   51.6 $   52.8
                                                      ======== ======== ========

----------
(1)  Premiums are written by AHL and other subsidiaries of Travelers Group.
(2) Premiums are written by nonaffiliated insurers for consumer finance customers.

     Net premiums written began to increase in late 1996 compared to 1995 primarily due to growth in loan receivables. Net premiums written were relatively flat in early 1996 and 1995 compared to 1994 primarily due to slower growth in loan receivables.

     See Note 7 of Notes to Consolidated Financial Statements for information regarding reinsurance activities.

INVESTMENTS

     The investment holdings of the insurance companies at December 31, 1996 were composed primarily of fixed income securities and short-term investments with a weighted average quality rating of A1. State insurance laws prescribe the types, quality and diversity of permissible investments for insurance companies. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding the investment portfolios.

CREDIT CARD SERVICES

     The Travelers Bank, a subsidiary of the Company, is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). The Travelers Bank USA, another state-chartered bank subsidiary of the Company, is not subject to certain regulatory restrictions relating to cross-marketing activities to which The Travelers Bank is subject. See "-- Regulation." These banks generally limit their activities to credit card operations.

     The following table sets forth aggregate information regarding credit cards issued by The Travelers Bank and The Travelers Bank USA:

                    CREDIT CARDHOLDERS AND TOTAL OUTSTANDINGS
                      (OUTSTANDINGS IN MILLIONS OF DOLLARS)

                                      AS OF, OR FOR THE YEAR ENDED, DECEMBER 31,
                                      ------------------------------------------
                                           1996           1995          1994
                                           ----           ----          ----
Approximate total credit cardholders      791,000       753,000       621,000
Approximate gold credit cardholders       642,000       615,000       519,000
Total outstandings                         $907.1        $761.8        $712.5
Average annual yield                        11.82%        12.51%        11.88%

     The primary market for the banks' credit cards consists of households with annual incomes of $40,000 and above.

     The banks offer deposit-taking services (which as to The Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1996, deposits of unaffiliated entities were $81.9 million, as compared to $97.9 million at December 31, 1995 and $73.3 million at December 31, 1994. The decrease in the average annual yield in 1996 primarily resulted from the offering of promotional rates in 1996 to encourage the transfer of credit card balances to the Company's banks.

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

REGULATION

     Most consumer finance activities are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. The Company's banks, which must undergo periodic examination, are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. These banks are also covered by the Competitive Equality Banking Act of 1987 (the "Banking Act"), which, with respect to The Travelers Bank, restricts cross-marketing of products by or of certain affiliates. The Company's banks are also subject to the Community Reinvestment Act, which assesses the bank's record in helping to meet the credit needs of low and moderate income persons in such bank's delineated community, and the Fair Credit Reporting Act, which is aimed at ensuring the accuracy and fairness of the mechanism by which consumer credit and other information on consumers is assembled and evaluated. The Company believes that it complies in all material respects with applicable regulations.

     The Real Estate Settlement Procedures Act of 1974 ("RESPA") covers real estate loans secured by residential real estate. Generally, RESPA requires disclosure of certain information to customers and regulates the receipt or payment of fees or charges for services performed.

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

     Proposed legislation has been introduced in Congress and in certain states that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks. The potential impact of such legislation on the Company's businesses cannot be predicted at this time.

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

INVESTMENT IN TRAVELERS GROUP

     The Company holds 2,105 shares of Cumulative Adjustable Rate Preferred Stock, Series Y, of Travelers Group, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by Travelers Group at certain times. In 1994, the Company exchanged the shares of Travelers Group common stock that it had acquired in 1993 in the merger of The Travelers Corporation into Travelers Group for shares of the preferred stock, which had a value equal to the market value of the common shares at the time the exchange was agreed upon.

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

     At December 31, 1996, the Company had approximately 4,700 full-time employees. The Company also employs part-time employees.

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

     The following table sets forth information concerning annual weighted average interest rates on the Company's borrowed funds:

                     ANNUAL WEIGHTED AVERAGE INTEREST RATES

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                  1996         1995         1994
                                                  ----         ----         ----
      Savings accounts, certificates and
        deposits                                  5.9%         6.4%         4.6%
      Short-term borrowings(1)                    5.4%         6.0%         4.4%
      Long-term borrowings(2)                     7.3%         7.6%         7.7%
      Total borrowings                            6.9%         7.2%         6.4%

----------
(1) Includes all commercial paper and short-term bank loans; does not include cost of maintaining bank credit lines.
(2) Includes current maturities of long-term debt and amortization of long-term debt expenses.

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

ITEM 3. LEGAL PROCEEDINGS.

     For information concerning purported class action lawsuits filed against the Company and certain of its subsidiaries alleging, inter alia, that such subsidiaries charged excessive premiums on certain lines of insurance, see the descriptions that appear in the second paragraph on page 2 of the Company's Current Report on Form 8-K dated July 13, 1994, the first paragraph on page 14 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the first paragraph on page 13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and the first paragraph on page 12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-K. In December 1996, an additional purported class action was filed in the Circuit Court of Walker County, Alabama, entitled Smith
v. Commercial Credit Corporation et al., with allegations, and seeking damages, similar to those in Lawrence and McMahon.

     For information concerning a number of actions filed in the Circuit Courts of Alabama, mostly in Barbour County, by individual borrowers who allege that they have been misled or induced to refinance existing loans instead of receiving a new extension of credit, see the description that appears in the paragraph that begins on page 9 and ends on page 10 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. The Company has been named as a defendant in approximately ten additional actions filed in late 1996 and early 1997. For information concerning a purported class action filed in August 1996 in the Circuit Court for Sumter County, Alabama, containing allegations substantially similar to allegations contained in certain individual actions currently pending and referred to above, see the description that appears in the second paragraph on page 13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, which description is incorporated by reference herein. A copy of the pertinent paragraph of such filing is included as an exhibit to this Form 10-K. Anderson v. Commercial Credit Corporation was dismissed in February 1997.

     In January 1997, a purported class action was filed in the Circuit Court of Marengo County, Alabama, entitled Bridges v. Commercial Credit Corporation, with allegations substantially similar to those in Anderson, and including allegations that the Company charged excessive premiums on certain lines of insurance. Plaintiff seeks unspecified monetary damages. The Company believes it has meritorious defenses to this action and intends to contest the allegations.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 4 is omitted.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     All of the outstanding common stock of the Company is owned by CCC Holdings, Inc., which is a wholly owned subsidiary of Travelers Group.

ITEM 6.  SELECTED FINANCIAL DATA

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                            (IN MILLIONS OF DOLLARS)

YEAR ENDED DECEMBER 31,                        1996              1995              1994               1993              1992
-----------------------                    --------------    -------------    ---------------     -------------     --------------
Total revenues (1)                             $1,441.1         $1,392.4          $1,598.0           $1,580.3           $1,523.5

Income before cumulative effect
   of accounting changes (2)                     $195.8           $219.9            $221.9             $291.8             $281.2

Net income (2),(3)                               $195.8           $219.9            $221.9             $286.0             $263.1


December 31,
------------
Total assets                                   $9,359.6         $8,634.5          $8,226.8           $8,893.7           $8,039.0
Total debt                                     $7,333.9         $6,692.5          $6,388.1           $6,232.6           $5,750.9


----------
(1) On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company
(Gulf), and accordingly results of operations for 1996 and 1995 do not include Gulf's results. The exclusion of Gulf's operations from 1996 and 1995 results of operations has resulted in a reduction compared to the prior periods in insurance-related revenues and expenses. (See Note 1 of Notes to Consolidated Financial Statements).
(2) Included in 1993 results are $34.9 million of equity in the income of The Travelers Corporation (old Travelers) and after-tax investment portfolio gains of $30.3 million. Included in 1992 results are after-tax gains of $7.1 million from the sale of stock of subsidiaries and affiliates and $22.7 million from the sale of a common stock investment in Musicland Stores Corporation.
(3) Cumulative effect of accounting changes in 1993 represent a change in accounting for postretirement benefits other than pensions and a change in accounting for postemployment benefits. Cumulative effect of accounting changes in 1992 represent a change in accounting for income taxes.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                         Year Ended December 31,
                          ------------------------------------------------------
($ in millions)                1996                1995               1994
--------------------------------------------------------------------------------
Total revenues               $1,441.1            $1,392.4           $1,598.0
                          ================    ===============    ===============

Net income                     $195.8              $219.9             $221.9
                          ================    ===============    ===============

RESULTS OF OPERATIONS

The net income of Commercial Credit Company (the Company) for the year ended December 31, 1996 was $195.8 million compared to $219.9 million in 1995 and $221.9 million in 1994. Total revenues for the year ended December 31, 1996 were $1,441.1 million compared to $1,392.4 in 1995 and $1,598.0 million in 1994.

On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company (Gulf), to an affiliate, The Travelers Indemnity Company, for $150 million in cash and, accordingly, results of operations for 1996 and 1995 do not include Gulf's results. The exclusion of Gulf's operations from 1996 and 1995 results of operations has resulted in a reduction compared to 1994 in insurance-related revenues and expenses. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

The following discussion presents in more detail each segment's performance.

CONSUMER FINANCE SERVICES


                                                                          Year Ended December 31,
                                            ------------------------------------------------------------------------------------
                                                       1996                         1995                        1994
                                            ------------------------------------------------------------------------------------
                                                                Net                         Net                         Net
($ in millions)                                Revenues        income      Revenues       income       Revenues       income
--------------------------------------------------------------------------------------------------------------------------------
Consumer Finance Services (1)                  $1,408.9        $221.8      $1,351.3       $245.2       $1,236.2       $225.6
================================================================================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

Despite strong growth in receivables during the second half of 1996, net income in 1996 was lower than 1995, as expected, driven by a higher provision for loan losses reflecting industry trends associated with personal bankruptcies. Consumer finance receivables rose to $8.071 billion at December 31, 1996, a 12% increase from year-end 1995. This growth occurred primarily in real estate loan and personal loan products generated by Commercial Credit's branch office network and through Primerica Financial Services (PFS).

Consumer Finance net income in 1995 increased by 9% over 1994, primarily reflecting a 7% increase in average receivables outstanding highlighted by an 11% increase in personal loan average receivables outstanding, which is the highest margin product line.

While total interest margin increased from the 1995 period due to the increase in the portfolio, average net interest margin declined 15 basis points in 1996 to 8.64% from 8.79% in 1995, reflecting a decline to 15.24% from 15.64% in the average yield, partially offset by a decrease in cost of funds. The decline in average yield was due to the run-off of older, higher yielding real estate loans, growth in lower yielding higher quality first mortgage real estate loans and higher levels of non-accruing personal loans. The average yield on receivables outstanding was 15.41% in 1994, and average net interest margin was 8.76%.

Consumer Finance borrows from the Company's corporate treasury operation, which raises funds externally. For fixed rate loan products, Consumer Finance is charged agreed-upon rates that generally have been set within a narrow range and approximated 7% in 1996, 1995 and 1994. For variable rate loan products, Consumer Finance is charged rates based on prevailing short-term rates. The Company's actual cost of funds may be higher or lower than rates charged to Consumer Finance, with the difference reflected in the Corporate and Other segment.

Delinquencies in excess of 60 days rose to 2.38% at December 31, 1996 compared to 2.14% at December 31, 1995, versus the historically low level of 1.88% in 1994. Correspondingly, the charge-off rate, which had been at record low levels in 1994, moved higher in 1996 and 1995 -- reaching 2.91% in 1996 and 2.28% in 1995 versus 2.08% in 1994. This increase in delinquencies and charge-offs reflects a continued high level of personal bankruptcies, a national trend that shows no indication of reversing itself.

The allowance for credit losses as a percentage of net outstandings was 2.97% at year-end 1996 compared to 2.66% at year-end 1995 and 2.64% at year-end 1994.

The total number of offices at year-end 1996 stood at 859, which includes the addition of 10 offices from the first quarter 1996 acquisition of Hawaii-based Servco Financial Corp. During the year the Company completed its conversion of 27 existing retail offices into $.M.A.R.T.-SM- Solution Centers -- devoted exclusively to servicing the segment's growing business of underwriting real estate loans for PFS.

                                                     As of, or for the
                                                  Year Ended, December 31,
                                            ------------------------------------
                                              1996         1995           1994
                                            ------------------------------------
Allowance for credit losses as a % of
  net outstandings                            2.97%         2.66%          2.64%
Charge-off rate for the year                  2.91%         2.28%          2.08%
60 + days past due on a contractual basis
  as a % of gross consumer finance
  receivables at year end                     2.38%         2.14%          1.88%

Insurance subsidiaries of the Company provide credit life, health and property insurance to Consumer Finance customers. Premiums earned were $152.4 million in 1996, $135.8 million in 1995 and $111.6 million in 1994. The increase in premiums year-over-year is the result of growth in receivables and expanded availability of certain products in additional states.

ASSET QUALITY -- Consumer Finance assets totaled approximately $9.0 billion at December 31, 1996, of which $7.9 billion, or 88%, represented the net consumer finance receivables (after accrued interest and the allowance for credit losses). These receivables were predominantly residential real estate-secured loans and personal loans. Receivable quality depends on the likelihood of repayment. The Company seeks to reduce its risks by focusing on individual lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. The Company has a geographically diverse portfolio as described in Note 5 of Notes to Consolidated Financial Statements. The Company believes that its loss reserves on the consumer finance receivables are appropriate given current circumstances. If the charge-off and delinquency rates continue to increase, the Company would anticipate increasing its loss reserves.

Of the remaining Consumer Finance assets, approximately $755 million were investments of insurance subsidiaries, including $629 million of fixed income securities and $69 million of short-term investments with a weighted average quality rating of A1.

OUTLOOK -- The Consumer Finance results during 1996 continued to be influenced by a higher level of loan losses, as a result of a higher level of personal bankruptcies. Also, near-term earnings for Consumer Finance are expected to be affected by establishing reserves on new business and a higher level of expenses, as the Company implements additional investments in marketing, training and systems enhancements in order to capitalize on future growth opportunities. Consumer Finance is also affected by the interest rate environment and general economic conditions. Although the lower interest rate environment, should it continue, is not expected to have a material effect on Consumer Finance yields, it has resulted in modest downward pressure on interest rates charged on new receivables secured by real estate. For the Company overall, however, these trends would be offset by the lower costs of funds in such an environment. From time to time low interest rates combined with aggressive competitor pricing may increase the likelihood of prepayments of mortgage loans. This impact has been mitigated by a number of programs instituted by the Company including those designed to attract first mortgage business.

INSURANCE SERVICES

The Insurances Services segment included the operations of Gulf and as previously discussed, on December 30, 1994 the Company sold its 50% interest in the parent of Gulf to an affiliate. The revenues and net income of Gulf for the year ended December 31, 1994 were $314.7 million and $14.8 million (net of minority interest of $14.8 million), respectively.

CORPORATE AND OTHER


                                                                        Year Ended December 31,
                                      --------------------------------------------------------------------------------------------
                                                  1996                           1995                           1994
                                      --------------------------------------------------------------------------------------------
                                                          Net                            Net                            Net
($ in millions)                         Revenues       (Expense)       Revenues       (Expense)      Revenues        (Expense)
==================================================================================================================================
Corporate and Other (1)                    $32.2         $(26.0)         $41.1          $(25.3)        $47.1          $(18.5)
==================================================================================================================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The increase in Corporate and Other net expense (before the gain on disposition of RCM) for 1996 compared to 1995 is primarily attributable to increases in interest costs borne at the corporate level.

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

Travelers Group Inc. (TRV), the Company and The Travelers Insurance Company
(TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a 5-year revolving credit facility which expires in June 2001. At December 31, 1996, $250 million was allocated to TRV, $650 million was allocated to the Company and $100 million to TIC. At December 31, 1996, the Company also had committed and available revolving credit facilities on a stand-alone basis of $1.5 billion, which expire in 2001.

As of December 31, 1996, the Company had unused credit availability of $2.150 billion under 5-year revolving credit facilities including the $650 million referred to above.

During 1996 and through March 4, 1997 CCC completed the following long-term debt offerings leaving $550 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements:

     o   5 7/8% Notes due January 15, 2003...............$200 million
     o   5.55% Notes due February 15, 2001...............$200 million
     o   6.625% Notes due November 15, 2006..............$200 million
     o   6.20% Notes due November 15, 2001...............$200 million

In addition to the long-term debt offerings above, in October 1996 the Company, through a private placement, issued $200 million of 6.45% Notes due October 18, 2006 which by their terms can be put to the Company at par on October 18, 1999.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At December 31, 1996, the Company would have been able to remit $307.8 million to its parent under its most restrictive covenants or regulatory requirements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 125, (FAS No. 125) "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial assets when control has been surrended, and derecognizes liabilities when extinguished. FAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 would be effective for transfers that are secured borrowings. The requirements of FAS No. 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. However, in December 1996 the FASB issued FAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 will not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 10 is omitted.

ITEM 11. EXECUTIVE COMPENSATION.

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 11 is omitted.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 12 is omitted.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to General Instruction I of Form 10-K, the information required by
Item 13 is omitted.

                                    PART IV
                                    -------

ITEM  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Documents filed as a part of the report:

          (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

          (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

          (3)  Exhibits:

               See Exhibit Index.

     (b)  Reports on Form 8-K:

          On October 15, 1996, the Company filed a Current Report on Form 8-K dated October 14, 1996, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1996.

          On November 14, 1996, the Company filed a Current Report on Form 8-K dated November 12, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 5/8% Notes due November 15, 2006.

          On November 25, 1996, the Company filed a Current Report on Form 8-K dated November 21, 1996, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6.20% Notes due November 15, 2001.

          No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report; however, on January 21, 1997, the Company filed a Current Report on Form 8-K, dated January 21, 1997, reporting under Item 5 thereof the results of its operations for the three months and year ended December 31, 1996.

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

10.01.1 Five Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

10.01.2 Amended and Restated Credit Agreement dated as of June 28, 1996 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit
            10.02 to the Company's Quarterly Report on Form 10-Q for

EXHIBIT                                                               FILING
NUMBER      DESCRIPTION OF EXHIBIT                                    METHOD
------      ----------------------                                    ------

            the fiscal quarter ended June 30, 1996 (File No.
            1-6594) (the "Company's June 30, 1996 10-Q").

12.01       Computation of Ratio of Earnings to Fixed Charges.        Electronic

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01       Consent of KPMG Peat Marwick LLP, Independent             Electronic
            Certified Public Accountants.

27.01       Financial Data Schedule.                                  Electronic

99.01       The second paragraph on page 2 of the Company's           Electronic
            Current Report on Form 8-K dated July 13, 1994, the first paragraph on page 14 of the Company's Quarterly
            Report on Form 10-Q for the fiscal quarter ended
            September 30, 1995, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the first paragraph on page 13 of the Company's June 30, 1996
            10-Q and the first paragraph on page 12 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

99.02       The paragraph that begins on page 9 and ends on page      Electronic
            10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

99.03       The second paragraph on page 13 of the Company's June     Electronic
            30, 1996 10-Q.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                        COMMERCIAL CREDIT COMPANY
                                        (Registrant)

                                        By: /s/ Robert B. Willumstad
                                           -------------------------------------
                                           Robert B. Willumstad, Chairman of
                                           the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1997.

           SIGNATURE              TITLE
           ---------              -----

  /s/ Robert B. Willumstad        Chairman of the Board, Chief Executive Officer
-----------------------------        (Principal Executive Officer) and Director
     Robert B. Willumstad

   /s/ William R. Hofmann         Vice President and Chief Financial Officer
-----------------------------        (Principal Financial Officer)
      William R. Hofmann

   /s/ Irwin Ettinger
-----------------------------     Executive Vice President, Chief Accounting
      Irwin Ettinger                Officer (Principal Accounting Officer) and
                                    Director

        /s/ James Dimon           Director
-----------------------------
          James Dimon

     /s/ Robert I. Lipp           Director
-----------------------------
         Robert I. Lipp

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*

--------------------------------------------------------------------------------

                                                                      PAGE
                                                                     HEREIN
                                                                     ------

Independent Auditors' Report                                           F-2

Consolidated Statement of Income for the year ended
December 31, 1996, 1995 and 1994                                       F-3

Consolidated Statement of Financial Position at
December 31, 1996 and 1995                                             F-4

Consolidated Statement of Changes in Stockholder's
Equity for the year ended December 31, 1996, 1995 and 1994             F-5

Consolidated Statement of Cash Flows for the year ended
December 31, 1996, 1995 and 1994                                       F-6


Notes to Consolidated Financial Statements                         F-7 - F-26

Schedules:

     Schedule I - Condensed Financial Information of
     Registrant (Parent Company only)                              F-27 - F-29

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Credit Company and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ KPMG Peat Marwick LLP
Baltimore, Maryland
January 17, 1997

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME
                            (IN MILLIONS OF DOLLARS)

Year Ended December 31,                            1996       1995     1994
--------------------------------------------------------------------------------
REVENUES
Finance related interest and other charges        $1,163.2  $1,119.2  $1,029.8
Insurance premiums                                   152.4     135.8     387.6
Interest and dividends                                54.7      49.9      75.4
Other income                                          70.8      87.5     105.2
--------------------------------------------------------------------------------
   Total revenues                                  1,441.1   1,392.4   1,598.0
--------------------------------------------------------------------------------
EXPENSES
Interest                                             475.5     463.5     402.8
Policyholder benefits and claims                      49.5      50.0     238.1
Insurance underwriting, acquisition and operating     27.9      26.7     104.9
Non-insurance compensation and benefits              184.0     196.0     183.9
Provision for consumer finance credit losses         260.0     171.0     151.6
Other operating                                      147.2     151.2     152.8
--------------------------------------------------------------------------------
   Total expenses                                  1,144.1   1,058.4   1,234.1
--------------------------------------------------------------------------------
Income before income taxes and minority interest     297.0     334.0     363.9
Provision for income taxes                           101.2     114.1     127.2
--------------------------------------------------------------------------------
Income before minority interest                      195.8     219.9     236.7
Minority interest, net of income taxes                 -         -       (14.8)
--------------------------------------------------------------------------------
Net income                                        $  195.8  $  219.9  $  221.9
================================================================================

See Notes to Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF FINANCIAL POSITION
                            (IN MILLIONS OF DOLLARS)

December 31,                                                  1996       1995
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                   $   11.4   $   30.1
Investments:
   Fixed maturities:
     Available for sale, at market value                       809.1      802.9
   Equity securities at market value (cost $45.6
     and $26.5)                                                 46.4       28.4
   Mortgage loans and real-estate held for sale                139.8      185.3
   Short-term and other                                         76.9       28.6
--------------------------------------------------------------------------------
  Total investments                                          1,072.2    1,045.2
--------------------------------------------------------------------------------
Consumer finance receivables                                 8,123.8    7,285.0
Allowance for losses                                          (239.3)    (192.5)
--------------------------------------------------------------------------------
  Net consumer finance receivables                           7,884.5    7,092.5
Other receivables                                              123.0      164.4
Deferred policy acquisition costs                                9.3       16.1
Cost of acquired businesses in excess of net assets            106.6       98.2
Other assets                                                   152.6      188.0
--------------------------------------------------------------------------------
Total assets                                                $9,359.6   $8,634.5
--------------------------------------------------------------------------------
LIABILITIES
Certificates of deposit                                    $   102.3   $   98.3
Short-term borrowings                                        1,481.6    1,394.2
Long-term debt                                               5,750.0    5,200.0
--------------------------------------------------------------------------------
  Total debt                                                 7,333.9    6,692.5
Insurance policy and claims reserves                           402.9      392.8
Accounts payable and other liabilities                         348.3      386.3
--------------------------------------------------------------------------------
  Total liabilities                                          8,085.1    7,471.6
--------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
Common stock ($.01 par value; authorized shares: 1,000;
  share issued: 1)                                               --        --
Additional paid-in-capital                                     164.1      163.5
Retained earnings                                            1,115.2      984.4
Unrealized gain (loss) on investment securities and
  other, net                                                    (4.8)      15.0
--------------------------------------------------------------------------------
  Total stockholder's equity                                 1,274.5    1,162.9
================================================================================
Total liabilities and stockholder's equity                  $9,359.6   $8,634.5
================================================================================

See Notes to Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            (IN MILLIONS OF DOLLARS)

Year ended December 31,                           1996            1995            1994
------------------------------------------------------------------------------------------
COMMON STOCK
------------------------------------------------------------------------------------------
Balance, beginning and end of year               $    -          $    -          $    -
------------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                          163.5           163.5            94.7
Capital contribution                                   .6             -               -
Adjustments relating to exchange of
  investment in Parent securities                     -               -              58.6
Adjustment relating to sale of Gulf                   -               -              10.2
------------------------------------------------------------------------------------------
Balance, end of year                                164.1           163.5           163.5
------------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of year                          984.4           974.5         1,002.6
Net income                                          195.8           219.9           221.9
Cash dividends                                      (65.0)         (210.0)         (195.0)
Other dividends                                       -               -             (55.0)
------------------------------------------------------------------------------------------
Balance, end of year                              1,115.2           984.4           974.5
------------------------------------------------------------------------------------------
UNREALIZED GAIN (LOSS) ON INVESTMENT
  SECURITIES AND OTHER, NET
Balance, beginning of year                           15.0           (25.6)           13.4
Net change in unrealized gains and (losses)
  on investment securities                          (19.8)           40.6           (39.2)
Translation adjustments, net                          -               -               0.2
------------------------------------------------------------------------------------------
Balance, end of year                                 (4.8)           15.0           (25.6)
==========================================================================================
TOTAL STOCKHOLDER'S EQUITY                       $1,274.5        $1,162.9        $1,112.4
==========================================================================================

See Notes to Consolidated Financial Statements

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN MILLIONS OF DOLLARS)

Year ended December 31,                                     1996       1995      1994
-----------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes and minority interest         $  297.0   $  334.0   $  363.9
Adjustments to reconcile income before income
  taxes and minority interest to net cash provided by
  (used in) operating activities:
       Amortization of deferred policy acquisition
         costs and value of insurance in force                6.9        7.9       61.0
       Additions to deferred policy acquisition costs        (0.1)      (5.7)     (77.6)
       Provision for consumer finance credit losses         260.0      171.0      151.6
       Undistributed equity earnings                         (0.8)      (1.3)      (1.9)
       Changes in insurance policy and claims reserves       10.1        6.3      131.3
       Changes in other assets and liabilities, net         105.0      123.8        7.3
       Other, net                                             3.7        2.0        4.0
-----------------------------------------------------------------------------------------
Net cash provided by operations                             681.8      638.0      639.6
Income taxes paid                                          (121.3)    (125.6)    (149.0)
-----------------------------------------------------------------------------------------
  Net cash provided by operating activities                 560.5      512.4      490.6
-----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in credit card receivables                      (172.1)     (66.0)     (29.7)
Loans originated or purchased                            (3,410.0)  (2,748.0)  (2,788.9)
Loans repaid or sold                                      2,534.4    2,245.2    2,093.8
Purchases of investments                                   (533.1)    (434.2)    (664.2)
Proceeds from sales of investments                          441.7      359.2      653.9
Proceeds from maturities of investments                       8.7        7.0       45.1
Business divestments                                         23.0        --       150.0
Business acquisitions                                       (11.7)       --         --
Redemption of TRV's redeemable preferred stock                --         --       100.0
Other, net                                                   36.1       36.5      (13.1)
-----------------------------------------------------------------------------------------
  Net cash (used in) investing activities                (1,083.0)    (600.3)    (453.1)
-----------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                              (65.0)    (210.0)    (195.0)
Issuance of long-term debt                                1,000.0    2,000.0      500.0
Payments and redemptions of long-term debt                 (450.0)    (810.0)    (459.8)
Net change in short-term borrowings                          87.4     (910.4)      98.5
Net change in certificates of deposit                       (68.6)      24.8       16.8
-----------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities       503.8       94.4      (39.5)
-----------------------------------------------------------------------------------------
Change in cash and cash equivalents                         (18.7)       6.5       (2.0)
Cash and cash equivalents at beginning of period             30.1       23.6       25.6
-----------------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $   11.4   $   30.1   $   23.6
-----------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                 $  467.7   $  441.2   $  400.7
=========================================================================================

See Notes to Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     BASIS OF PRESENTATION

     PRINCIPLES OF CONSOLIDATION - Commercial Credit Company (the Company) is a wholly owned subsidiary of CCC Holdings, Inc. which is a wholly owned subsidiary of Travelers Group Inc. (hereinafter referred to as TRV). The consolidated financial statements include the accounts of the Company and its subsidiaries.

     Unconsolidated entities in which the Company has at least a 20% interest are accounted for on the equity method. The minority interest in 1994 represents The Travelers Corporation's (old Travelers) interest in Gulf Insurance Company (Gulf). Significant intercompany transactions and balances have been eliminated.

     On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf to an affiliate, The Travelers Indemnity Company, for $150 million in cash and accordingly only the results of operations for 1994 include Gulf's results. The exclusion of Gulf's operations from 1996 and 1995 results of operations has resulted in a reduction compared to the 1994 period in insurance-related revenues and expenses. The revenues and net income of Gulf for the year ended December 31, 1994 were $314.7 million and $14.8 million (net of minority interest of $14.8 million), respectively. The remaining insurance-related revenues and expenses represent the credit insurance activities of the Company's other insurance subsidiaries, the operations of which are reflected in the Consumer Finance segment.

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

     CHANGES IN ACCOUNTING PRINCIPLES

     FAS 121. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be disposed of (e.g. real estate held for sale) be carried at the lower of cost of fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

     FAS 123. In October 1995, the Financial Accounting Standards Board (FASB) issued FAS No. 123, "Accounting for Stock-Based Compensation." FAS No. 123 establishes financial accounting and reporting standards for stock-based employee compensation plans as well as transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. This statement defines a fair value-based method of accounting for employee stock options or similar equity instruments, and encourages all entities to adopt this method of accounting for all employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the intrinsic value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25). Entities electing to remain with the accounting method prescribed in Opinion 25 must make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined by FAS No. 123 had been applied. FAS No. 123 is applicable to fiscal years beginning after December 15, 1995. The Company along with affiliated companies participates in stock option and other stock-based incentive plans sponsored by TRV. The Company has elected to continue to account for its stock-based compensation plans using the accounting method prescribed by Opinion 25 and has included in the Notes to Consolidated Financial Statements the pro forma disclosures required by FAS No. 123. (See Note 10).

     ACCOUNTING POLICIES

     CASH AND CASH EQUIVALENTS include cash on hand and short-term highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business. These short-term investments are carried at cost plus accrued interest, which approximates market value.

     INVESTMENTS are owned principally by the insurance subsidiaries. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. Fixed maturity securities classified as "available for sale" and equity securities are carried at market values that are based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The difference between amortized cost and market values of such securities net of applicable income taxes is reflected as a component of stockholder's equity. Provisions are made to write down the value of fixed maturity securities for declines in value that are other than temporary. Mortgage loans and real-estate held for sale, and short-term investments are carried at cost, which approximates fair value. Realized gains and losses on sales of investments and unrealized losses considered to be other than temporary, determined on a specific identification basis, are included in other income.

     THE COST OF ACQUIRED BUSINESSES IN EXCESS OF NET ASSETS (goodwill) is being amortized on a straight-line basis principally over a 40-year period. The carrying amount is regularly reviewed for indicators of impairment in value, which in the view of management are other than temporary. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

     INCOME TAXES have been provided for in accordance with the provisions of FAS No. 109, "Accounting for Income Taxes". The Company and its wholly owned domestic non-life insurance subsidiaries file a consolidated federal income tax return with TRV. A life insurance subsidiary files a separate federal income tax return. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes.

     Income taxes are not provided for on the Company's life insurance subsidiary's retained earnings designated as "policyholders' surplus," because such taxes will become payable only to the extent such retained earnings are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this portion of the life insurance companies' retained earnings, which aggregated $39.5 million (subject to a tax effect of $13.8 million) at December 31, 1996.

     FINANCE RELATED INTEREST AND OTHER CHARGES are recognized as income using the constant yield method. Allowances for losses are established by direct charges to income in amounts sufficient to maintain the allowance at a level management determines to be adequate to cover losses in the portfolio. The allowance fluctuates based upon continual review of the loan portfolio and current economic conditions. For financial reporting purposes, finance receivables are considered delinquent when they are 60 days or more contractually past due. Income stops accruing on finance receivables when they are 90 days contractually past due. If payments are made on a finance receivable that is not accruing income, and the receivable is no longer 90 days contractually past due, the accrual of income resumes. Finance receivables are charged against the allowance for losses when considered uncollectible. Personal loans are considered uncollectible when payments are six months contractually past due and six months past due on a recency of payment basis. Loans that are twelve months contractually past due regardless of recency of payment are charged off. Recoveries on losses previously charged to the allowance are credited to the allowance at the time of recovery. Consideration of whether to proceed with foreclosure on loans secured by real estate begins when a loan is 60 days past due on a contractual basis. Real estate credit losses are recognized when the title to the property is obtained.

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

     DEFERRED POLICY ACQUISITION COSTS represent the costs of acquiring new business, principally commissions, certain underwriting and agency expenses and the cost of issuing policies. Acquisition costs of the life insurance subsidiary are amortized over the premium-paying periods of the related policies, in proportion to the ratio of the annual premium revenue to the total anticipated premium revenue. For certain property and casualty lines, acquisition costs (commissions and premium taxes) have been deferred to the extent recoverable from future earned premiums and anticipated investment income and are amortized ratably over the terms of the related policies. Deferred policy acquisition costs are reviewed to determine if they are recoverable from future income, including investment income, and if not recoverable are charged to expense. All other acquisition expenses are charged to operations as incurred.

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

     FUTURE APPLICATION OF ACCOUNTING STANDARDS

     In June 1996, the FASB issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial assets when control has been surrended, and derecognizes liabilities when extinguished. FAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 would be effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and is to be applied prospectively. However, in December 1996 the FASB issued FAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 will not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

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

     On December 31, 1993, TRV acquired the approximately 73% it did not already own of The Travelers Corporation (old Travelers), by means of a merger of old Travelers into TRV. As a result of the merger, the Company's investment in the common stock of old Travelers, which through that date had been carried on the equity basis of accounting, was exchanged for shares of common stock of TRV. During 1994, all of the Company's shares of the TRV common stock were exchanged for 2,655 shares of Cumulative Adjustable Rate Preferred Stock Series Y of TRV, with a liquidation value of $100,000 per share, which is redeemable at the option of the Company at certain times and callable by TRV at certain times. The preferred stock had a value equal to the market value of the common shares at the time the exchange was agreed upon. The market value exceeded the Company's carrying value by $58.6 million and such excess was treated as an adjustment to additional-paid-in capital. Subsequently 550 shares of preferred stock were distributed to TRV as a dividend. At December 31, 1996 and 1995, this investment is included in "fixed maturities - available for sale" and is reflected at a carrying amount of $210.5 million. During 1996, 1995 and 1994, the Company recorded $10.2 million, $10.2 million and $8.7 million, respectively, of dividend income from this investment in common and preferred stock.

3.   BUSINESS SEGMENT INFORMATION
     ----------------------------

     The Company, through its subsidiaries, is primarily engaged in the following businesses: Consumer Finance Services and prior to 1995, Insurance Services.

     (millions)
                                          1996          1995          1994
                                       ----------    ----------    ----------
     REVENUES
     Consumer Finance Services         $  1,408.9    $  1,351.3    $  1,236.2
     Insurance Services                        --            --         314.7
     Corporate and Other                     32.2          41.1          47.1
                                       ----------    ----------    ----------
                                       $  1,441.1    $  1,392.4    $  1,598.0
                                       ==========    ==========    ==========

     INCOME BEFORE INCOME TAXES AND
        MINORITY INTEREST
      Consumer Finance Services        $    340.5    $    376.2    $    354.1
      Insurance Services                       --            --          40.0
      Corporate and Other                   (43.5)        (42.2)        (30.2)
                                       ----------    ----------    ----------
                                       $    297.0    $    334.0    $    363.9
                                       ==========    ==========    ==========
      NET INCOME
      Consumer Finance Services        $    221.8    $    245.2    $    225.6
      Insurance Services (after
        minority interest of
        $14.8 in 1994)                         --            --          14.8
      Corporate and Other                   (26.0)        (25.3)        (18.5)
                                       ----------    ----------    ----------
                                       $    195.8    $    219.9    $    221.9
                                       ==========    ==========    ==========
      IDENTIFIABLE ASSETS
      Consumer Finance Services        $  8,951.8    $  8,110.4    $  7,640.2
      Corporate and Other                   407.8         524.1         586.6
                                       ----------    ----------    ----------
                                       $  9,359.6    $  8,634.5    $  8,226.8
                                       ==========    ==========    ==========

     The Consumer Finance Services segment includes consumer lending (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing) and credit cards. Also included in this segment are credit-related insurance services provided through American Health and Life Insurance Company (AHL) and its affiliates.

     Insurance Services includes the operations of Gulf through its sale on December 30, 1994 (see Note 2). Gulf provides property-casualty insurance (automobile liability and physical damage, workers' compensation, other liability, fire and related homeowners' insurance and commercial multiple peril insurance) as well as directors' and officers' and errors and omissions policies.

     Corporate and Other consists of corporate staff and treasury operations, a hotel investment included in real-estate held for sale, the Company's investment in TRV's securities and certain corporate income and expenses that have not been allocated to the operating subsidiaries. Also included in the segment is the non-affiliated insurance business of AHL.

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

     The amortized cost and estimated market values of investments in fixed maturities classified as available for sale were as follows:


                                                       ------------------------------------------------------
                                                         AMORTIZED         GROSS UNREALIZED         MARKET
                                                                       --------------------------
     DECEMBER 31, 1996                                      COST          GAINS        LOSSES       VALUE
     -----------------                                 ------------------------------------------------------
     (millions)

     Mortgage-backed securities-principally
       obligations of U.S. Government agencies            $201.2          $0.7        $(3.7)       $198.2

     U.S. Treasury securities and obligations
       of U.S. Government corporations and
       agencies                                            158.2           0.3         (4.5)        154.0

     Obligations of states and political
       subdivisions                                         50.4           0.8         (0.3)         50.9

     Debt securities issued by foreign
       governments                                          14.7             -         (0.3)         14.4

     Corporate securities                                  392.3           1.3         (2.0)        391.6
                                                       ------------------------------------------------------
        Total                                             $816.8          $3.1       $(10.8)       $809.1
                                                       ======================================================


                                                       ------------------------------------------------------
                                                         Amortized         Gross Unrealized         Market
                                                                       --------------------------
     December 31, 1995                                      Cost          Gains        Losses       Value
     -----------------                                 ------------------------------------------------------
     (millions)

        Mortgage-backed securities-principally
         obligations of U.S. Government agencies          $245.1         $  6.4        $(0.9)       $250.6

        U.S. Treasury securities and obligations
          of U.S. Government corporations and
          agencies                                         141.3            8.2             -        149.5

        Obligations of states and political                 50.2            2.2             -         52.4
          subdivisions

        Corporate securities                               344.8            5.7         (0.1)        350.4
                                                       ------------------------------------------------------
          Total                                           $781.4          $22.5        $(1.0)       $802.9
                                                       ======================================================


     The amortized cost and estimated market value at December 31, 1996 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or pre-payment penalties.

     (millions)                                                      Estimated
                                                       Amortized      Market
                                                         Cost          Value
                                                      ------------  ------------
     Due in one year or less                            $  30.7       $  30.8
     Due after one year through five years                 81.5          81.6
     Due after five years through ten years               143.2         140.8
     Due after ten years                                  149.7         147.2
                                                      ------------  ------------
                                                          405.1         400.4
     Mortgage-backed securities                           201.2         198.2
     Investment in Series Y Preferred Stock of TRV        210.5         210.5
                                                      ------------  ------------
                                                         $816.8        $809.1
                                                      ============  ============

     Realized gains and losses on fixed maturities for the year ended December 31, were as follows:

     (millions)                  1996             1995              1994
                              -----------      ------------      -----------
     REALIZED GAINS
       Pre-tax                     $9.0            $9.5               $3.1
                              -----------      ------------      -----------
       After-tax                   $5.8            $6.2               $2.0
                              -----------      ------------      -----------

     REALIZED LOSSES
       Pre-tax                     --              $1.4               $0.4
                              -----------      ------------      -----------
       After-tax                   --              $0.9               $0.3
                              -----------      ------------      -----------


5.   CONSUMER FINANCE RECEIVABLES
     ----------------------------

     Consumer finance receivables, net of unearned finance charges of $635.3 million and $690.2 million at December 31, 1996 and 1995, respectively, consisted of the following:


     (millions)                                                                1996               1995
                                                                           -------------      -------------
     Real estate-secured loans                                                $3,456.7           $2,957.1
     Personal loans                                                            3,199.6            3,051.0
     Credit cards                                                                907.1              761.8
     Sales finance and other                                                     507.7              468.2
                                                                           -------------      -------------
     Consumer finance receivables                                              8,071.1            7,238.1
     Accrued interest receivable                                                  52.7               46.9
     Allowance for credit losses                                                (239.3)            (192.5)
                                                                           =============      =============
     Net consumer finance receivables                                         $7,884.5           $7,092.5
                                                                           =============      =============


     An analysis of the allowance for credit losses on consumer finance receivables at December 31, was as follows:


     (millions)                                                                1996               1995                1994
                                                                           -------------      -------------       -------------
     Balance, January 1                                                      $   192.5          $   181.9           $   167.5
     Provision for credit losses                                                 260.0              171.0               151.6
     Amounts written off                                                        (245.6)            (188.3)             (162.9)
     Recovery of amounts previously written off                                   26.3               27.1                25.7
     Allowance on receivables purchased                                            6.1                0.8                 -
                                                                           -------------      -------------       -------------
     Balance, December 31                                                    $   239.3          $   192.5           $   181.9
                                                                           -------------      -------------       -------------
     Net outstandings                                                        $ 8,071.1          $ 7,238.1            $6,885.4
                                                                           =============      =============       =============
     Ratio of allowance for credit losses to net outstandings                   2.97%              2.66%                2.64%
                                                                           =============      =============       =============


     Contractual maturities of receivables before deducting unearned finance charges and excluding accrued interest were as follows:


                                            RECEIVABLES
                                            OUTSTANDING
                                                DUE                                                                     Due
                                           DECEMBER 31,          Due           Due          Due           Due          After
     (millions)                                1996              1997          1998         1999          2000          2000
                                        ------------------------------------------------------------------------------------------
     Real estate-secured loans                $3,504.5          $   193.5    $   198.7     $   210.8       $251.7      $2,649.8
     Personal loans                            3,710.1            1,136.9        995.8         747.4        431.3         398.7
     Credit cards                                905.0               67.3         62.6          57.8         53.4         663.9
     Sales finance and other                     586.8              342.9        117.7          56.9         46.0          23.3
                                        ------------------------------------------------------------------------------------------
         Total                                $8,706.4           $1,740.6     $1,374.8      $1,072.9       $782.4      $3,735.7
                                        ==========================================================================================
     Percentage                                  100%                 20%          16%           12%           9%             43%
                                        ==========================================================================================

     Contractual terms average 16 years on real estate-secured loans (excluding call provisions) and 4 years on personal loans. Experience has shown that a substantial amount of the receivables will be renewed or repaid prior to contractual maturity dates. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections.

     The Company has a geographically diverse consumer finance loan portfolio. At December 31, the distribution by state was as follows:

                                                1996                  1995
                                             -----------           -----------

     Ohio                                        11%                   12%
     North Carolina                               9%                   10%
     Pennsylvania                                 6%                    7%
     California                                   6%                    5%
     South Carolina                               6%                    6%
     Texas                                        5%                    5%
     Tennessee                                    5%                    5%
     All other states*                           52%                   50%
                                             -----------           -----------
       Total                                    100%                  100%
                                             ===========           ===========


* None of the remaining states individually accounts for more than 5% of total consumer finance receivables.

     The estimated fair value of the consumer finance receivables portfolio depends on the methodology selected to value such portfolio (i.e., exit value versus entry value). Exit value represents a valuation of the portfolio based upon sales of comparable portfolios which takes into account the value of customer relationships and the current level of funding costs. Under the exit value methodology, the estimated fair value of the receivables portfolio at December 31, 1996 is approximately $671 million above the recorded carrying value. Entry value is determined by comparing the portfolio yields to the yield at which new loans are being originated. Under the entry value methodology, the estimated fair value of the receivables portfolio at December 31, 1996 is approximately equal to the aggregate carrying value due to the increase in variable rate receivables whose rates are periodically reset and the fact that the average yield on fixed rate receivables is approximately equal to that on new fixed rate loans made at year-end 1996. Fair values included in Note 11 are based on the exit value methodology.

6.   DEBT
     ----

     Short-term borrowings

     At December 31, short-term borrowings and weighted average interest rates consisted of:

                                     1996                       1995
                          --------------------------  --------------------------
     (millions)           OUTSTANDING  INTEREST RATE  Outstanding  Interest Rate
                          -----------  -------------  -----------  -------------
     Commercial paper       $1,481.6       5.55%       $1,394.2         5.86%

     The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees.

     TRV, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of the TRV, the Company or TIC. The participation of TIC in this agreement is limited to $250 million. The revolving credit facility consists of a 5-year revolving credit facility which expires in June 2001. At December 31, 1996, $250 million was allocated to TRV, $650 million was allocated to the Company and $100 million was allocated to TIC. At December 31, 1996 there were no borrowings outstanding under this facility.

     At December 31, 1996, the Company also had committed and available revolving credit facilities on a stand-alone basis of $1.5 billion, which expire in 2001.

     The carrying value of short-term borrowings approximates fair value.

     Long-term debt

     Long-term debt, including its current portion, and final maturity dates were as follows at December 31:

     (millions)                                        1996         1995
                                                       ----         ----

     6 3/8% Notes due 1996                              --          200.0
     7 3/8% Notes due 1996                              --          150.0
     8% Notes due 1996                                  --          100.0
     6 3/4% Notes due 1997                             200.0        200.0
     8 1/8% Notes due 1997                             150.0        150.0
     5.70% Notes due 1998                              100.0        100.0
     5 1/2% Notes due 1998                             100.0        100.0
     8 1/2% Notes due 1998                             100.0        100.0

     6.70% Notes due 1999                              150.0        150.0
     10% Notes due 1999                                100.0        100.0
     9.6% Notes due 1999                               100.0        100.0
     6% Notes due 2000                                 100.0        100.0
     5 3/4% Notes due 2000                             200.0        200.0
     6 1/8% Notes due 2000                             100.0        100.0
     6% Notes due 2000                                 150.0        150.0
     6 3/4% Notes due 2000                             200.0        200.0
     5.55% Notes due 2001                              200.0         --
     6.20% Notes due 2001                              200.0         --
     8 1/4% Notes due 2001                             300.0        300.0
     6 3/8% Notes due 2002                             200.0        200.0
     6 7/8% Notes due 2002                             200.0        200.0
     7 3/8% Notes due 2002                             200.0        200.0
     5 7/8% Notes due 2003                             200.0         --
     5.9% Notes due 2003                               200.0        200.0
     7 7/8% Notes due 2004                             200.0        200.0
     6 1/8% Notes due 2005                             200.0        200.0
     6 1/2% Notes due 2005                             200.0        200.0
     7 3/8% Notes due 2005                             200.0        200.0
     7 3/4% Notes due 2005                             200.0        200.0
     6.45% Notes due 2006 (a)                          200.0         --
     6 5/8% Notes due 2006                             200.0         --
     10% Notes due 2008                                150.0        150.0
     10% Debentures due 2009                           100.0        100.0
     8.7% Debentures due 2009 (b)                      150.0        150.0
     8.7% Debentures due 2010 (c)                      100.0        100.0
     6 5/8% Notes due 2015 (d)                         200.0        200.0
     7 7/8% Notes due 2025 (e)                         200.0        200.0
                                                    ---------    --------
                                                    $5,750.0     $5,200.0
                                                    =========    ========

(a)  Redeemable at option of holder on October 18, 1999 at face amount.
(b)  Redeemable at option of holder on June 15, 1999 at face amount
(c) Redeemable at option of holder on June 15 of each of 1999, 2002 or 2005 at face amount.
(d)  Redeemable at option of holder on June 1, 2002 at face amount.
(e)  Redeemable at option of holder on February 1, 2005 at face amount.

     Aggregate annual maturities for the next five years on long-term debt obligations (based on final maturity dates) are as follows:

             (millions)
               1997                           $350
               1998                           $300
               1999                           $350
               2000                           $750
               2001                           $700

     The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 1996 the aggregate fair value of the Company's long-term debt was approximately $5,888 million.

7.   REINSURANCE
     -----------

     The Company's insurance subsidiaries participate in reinsurance in order to limit losses, to reduce exposure on large risks and to provide additional capacity for future growth. This is accomplished through various plans of reinsurance, primarily coinsurance, modified coinsurance and yearly renewable term. Reinsurance ceded arrangements do not discharge the insurance subsidiaries or the Company as the primary insurer. Reinsurance amounts included in the Consolidated Statement of Income were as follows:

                                                          CEDED TO
                                                  GROSS     OTHER      NET
     (millions)                                   AMOUNT  COMPANIES   AMOUNT
                                                 -------- ---------  --------

     Year ended December 31, 1996
     ----------------------------
     Premiums
        Credit life insurance                    $   38.5  $   --    $   38.5
        Credit accident and health insurance         57.4      --        57.4
        Credit property and other                    84.0     (27.5)     56.5
                                                 --------  --------  --------
                                                 $  179.9  $  (27.5) $  152.4
                                                 ========  ========  ========
     Claims incurred                             $   52.3  $   (2.8) $   49.5
                                                 ========  ========  ========

                                                          Ceded to
                                                  Gross     Other      Net
     (millions)                                   Amount  Companies   Amount
                                                 -------- ---------  --------

     Year ended December 31, 1995
     ----------------------------
     Premiums
        Credit life insurance                    $   45.5  $   (5.8) $   39.7
        Credit accident and health insurance         62.7      (6.8)     55.9
        Credit property and other                   135.5     (95.3)     40.2
                                                 --------  --------  --------
                                                 $  243.7  $ (107.9) $  135.8
                                                 ========  ========  ========
     Claims incurred                             $   64.3  $  (14.3) $   50.0
                                                 ========  ========  ========

     Year ended December 31, 1994
     ----------------------------
     Premiums
        Credit life insurance                    $   45.7  $   (7.6) $   38.1
        Credit accident and health insurance         97.8     (48.9)     48.9
        Property and casualty insurance             596.4    (295.8)    300.6
                                                 --------  --------  --------
                                                 $  739.9  $ (352.3) $  387.6
                                                 ========  ========  ========
     Claims incurred                             $  374.1  $ (136.0) $  238.1
                                                 ========  ========  ========

8.   INCOME TAXES
     ------------

     The provision for income taxes (before minority interest) for the year ended December 31, was as follows:

     (millions)                      1996            1995           1994
                                  -----------     -----------    ------------

     CURRENT:
       Federal                       $103.4         $116.6          $121.4
       Foreign                          -              3.3             4.6
       State                            7.9            8.8             8.9
                                  -----------     -----------    ------------
                                      111.3          128.7           134.9
                                  -----------     -----------    ------------

     DEFERRED:
       Federal                         (9.2)         (10.9)           (2.4)
       Foreign                          -             (3.3)           (4.4)
       State                           (0.9)          (0.4)           (0.9)
                                  -----------     -----------    ------------
                                      (10.1)         (14.6)           (7.7)
                                  -----------     -----------    ------------
       Total                         $101.2         $114.1          $127.2
                                  ===========     ===========    ============

     The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31, was as follows:

                                     1996            1995            1994
                                  -----------    -------------    -----------

     Federal statutory rate          35.0%           35.0%             35.0%
     Other, net                      (0.9)           (0.8)             (0.1)
                                  -----------     -----------    ------------
     Effective income tax rate       34.1%           34.2%             34.9%
                                  ===========    =============    ===========

     Deferred income taxes at December 31, related to the following:

     (millions)

                                               1996             1995
                                           -------------     ------------
     DEFERRED TAX ASSETS:
       Bad debt reserves                         $84.3            $69.4
       Differences in computing
         policy reserves                          13.9             15.2
       Employee benefits                           7.2              9.0
       Other deferred tax assets                  30.6             23.0
                                           -------------     ------------
                                                 136.0            116.6
                                           -------------     ------------
     DEFERRED TAX LIABILITIES:
       Fixed asset depreciation                  (15.1)           (13.7)
       Deferred policy acquisition costs          (1.1)            (3.6)
       Other deferred tax liabilities            (23.2)           (27.7)
                                           -------------     ------------
                                                 (39.4)           (45.0)
                                           =============     ============
     Total                                       $96.6           $ 71.6
                                           =============     ============

     The Company and its wholly owned domestic non-life insurance subsidiaries join with TRV in filing a consolidated federal income tax return. Under a tax sharing agreement with TRV, the Company is entitled to a current tax benefit if it incurs losses which are utilized in the Parent's consolidated return. TRV's consolidated tax return group has reported large amounts of taxable income in recent years and can, more likely than not, expect to have significant taxable income in the future thereby enabling utilization of the Company's deferred tax asset.

9.   STOCKHOLDER'S EQUITY
     --------------------

     Certain long-term loan credit agreements restrict the payment of dividends with such restrictions based on cumulative net earnings, as defined. Additionally, a minimum net worth restriction, as defined, contained in such agreements, imposes an additional constraint on dividends. At December 31, 1996 the Company would be able to remit $307.8 million in dividends to its parent under the most restrictive debt covenants.

     The combined insurance subsidiaries' statutory stockholder's equity at December 31, 1996 and 1995 was $180.9 million and $159.8 million, respectively, and is subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The combined insurance subsidiaries' net income determined in accordance with statutory accounting practices (after minority interest in 1994) for the years ended December 31, 1996, 1995 and 1994 was $66.6 million, $49.6 million and $58.0 million, respectively.

10.  EMPLOYEE BENEFIT PLANS
     ----------------------

     PENSION PLANS

     The Company, along with affiliated companies, participates in a noncontributory defined benefit pension plan sponsored by TRV (the Plan) covering the majority of U.S. employees. Benefits are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. The Plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Pension costs allocated to the Company from the Plan were $1.3 million, $2.6 million and $2.7 million in 1996, 1995 and 1994, respectively.

     The Company also has an unfunded noncontributory supplemental retirement plan that covers certain executives and key employees. Pension costs related to this plan were $0.6 million, $1.4 million and $1.0 million in 1996, 1995 and 1994, respectively.

     STOCK OPTION PLAN

     The Company participates in a stock option plan sponsored by TRV that provides for the granting of stock options in TRV common stock to officers and key employees. The Company applies Opinion 25 and related interpretations in accounting for stock options. Since stock options are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-based Compensation". This statement provides an alternative to Opinion 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. Had the Company applied FAS No. 123 in accounting for stock options, net income would have been reduced by $2.1 million and $0.7 million in 1996 and 1995, respectively.

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS
     -----------------------------------

     The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 1996 and 1995. The fair value assumptions were based upon subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time as disclosed further in various notes to the consolidated financial statements. Disclosed fair values for financial instruments do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.


                                                                   1996                                   1995
                                                     ---------------------------------       --------------------------------
                                                         CARRYING                              Carrying
(millions)                                                AMOUNT         FAIR VALUE             Amount         Fair Value
                                                          ------         ----------             ------         ----------

       Assets:
         Investments                                      $1,072.2        $1,072.2              $1,045.2         $1,045.2
         Net consumer finance receivables                 $7,884.5        $8,556.0              $7,092.5         $7,745.0

       Liabilities:
         Long-term debt                                   $5,750.0        $5,888.0              $5,200.0         $5,332.0


12.  LEASE COMMITMENTS AND OTHER FINANCIAL INSTRUMENTS
     -------------------------------------------------

     RENTALS

     Rental expense (principally for offices and computer equipment) was $28.1 million, $28.8 million and $32.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

     At December 31, 1996, future minimum annual rentals under noncancellable operating leases were as follows:

                    (millions)
                    1997                                          $18.6
                    1998                                           13.8
                    1999                                            9.6
                    2000                                            6.1
                    2001                                            3.7
                    Thereafter                                      0.5
                                                               =========
                                                                  $52.3
                                                               =========

     CREDIT CARDS

     The Company provides bank and private label credit card services through its subsidiaries. These services are provided to individuals and to affinity groups nationwide. At December 31, 1996 and 1995 total credit lines available to credit cardholders were $6,622 million and $5,870 million, respectively.

13.  RELATED PARTY TRANSACTIONS
     --------------------------

     To facilitate cash management the Company has entered into an agreement with TRV under which the Company or TRV may borrow from the other party at any time an amount up to the greater of $50.0 million or 1% of the Company's consolidated assets up to a maximum of $100.0 million. The agreement may be terminated by either party at any time. The interest rate to be charged on borrowings outstanding will be equivalent to an appropriate market rate.

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

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
     ---------------------------------------------


                                                                         1996
                                             --------------------------------------------------------------
(millions)                                     FIRST       SECOND       THIRD       FOURTH       TOTAL
                                             --------------------------------------------------------------
Total revenues                                  $355.6     $357.9        $357.5       $370.1    $1,441.1
Total expenses                                   281.4      275.6         286.7        300.4     1,144.1
Income before income taxes                        74.2       82.3          70.8         69.7       297.0
Provision for income taxes                        25.8       28.0          24.2         23.2       101.2
                                             ==============================================================
Net income                                      $ 48.4     $ 54.3        $ 46.6       $ 46.5    $  195.8
                                             ==============================================================


                                                                           1995
                                             ------------------------------------------------------------------
(millions)                                     First         Second        Third       Fourth        Total
                                             ------------------------------------------------------------------
Total revenues                                  $333.2     $347.3           $355.7       $356.2    $1,392.4
Total expenses                                   259.9      263.1            265.1        270.3     1,058.4
Income before income taxes                        73.3       84.2             90.6         85.9       334.0
Provision for income taxes                        26.2       30.0             29.7         28.2       114.1
                                             ==================================================================
Net income                                      $ 47.1     $ 54.2           $ 60.9       $ 57.7    $  219.9
                                             ==================================================================


                                                                      SCHEDULE 1

                            COMMERCIAL CREDIT COMPANY
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                            (In millions of dollars)
                          CONDENSED STATEMENT OF INCOME

Year Ended December 31,                             1996      1995        1994
--------------------------------------------------------------------------------
REVENUES                                           $439.0     $429.7     $396.8
--------------------------------------------------------------------------------

EXPENSES
Interest                                            471.5      460.5      407.3
Other                                                 9.9       16.2       22.1
--------------------------------------------------------------------------------
   Total                                            481.4      476.7      429.4
--------------------------------------------------------------------------------
Pre-tax loss                                        (42.4)     (47.0)     (32.6)
Income tax benefit                                   17.6       18.5       12.2
--------------------------------------------------------------------------------
Loss before equity in net income of subsidiaries    (24.8)     (28.5)     (20.4)
Equity in net income of subsidiaries                220.6      248.4      242.3
--------------------------------------------------------------------------------
NET INCOME                                         $195.8     $219.9     $221.9
================================================================================

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                      SCHEDULE 1

                            COMMERCIAL CREDIT COMPANY
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                (In millions of dollars except per share amounts)
                    CONDENSED STATEMENT OF FINANCIAL POSITION

December 31,                                                1996         1995
--------------------------------------------------------------------------------
ASSETS
Investment in securities of TRV                           $  179.2    $   179.2
Mortgage loans and real-estate held for sale                 129.3        174.8
Notes and accounts receivable from subsidiaries-
  eliminated in consolidation                              7,422.6      6,715.6
Investment in subsidiaries at cost plus equity in net
  earnings-eliminated in consolidation                       853.3        802.2
Other                                                         70.1         88.4
--------------------------------------------------------------------------------
  Total assets                                            $8,654.5     $7,960.2
================================================================================
LIABILITIES
Short-term borrowings                                     $1,481.6     $1,394.2
Long-term debt                                             5,750.0      5,200.0
Accrued expenses and other liabilities                       148.4        203.1
--------------------------------------------------------------------------------
  Total liabilities                                        7,380.0      6,797.3
--------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
Common stock ($.01 par value;
  authorized shares: 1,000; share issued: 1)                  --           --
Additional paid-in capital                                   164.1        163.5
Retained earnings                                          1,115.2        984.4
Unrealized gain (loss) on investment securities
  and other, net                                              (4.8)        15.0
--------------------------------------------------------------------------------
  Total stockholder's equity                               1,274.5      1,162.9
--------------------------------------------------------------------------------
Total liabilities and stockholder's equity                $8,654.5     $7,960.2
================================================================================

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                      SCHEDULE 1

                            COMMERCIAL CREDIT COMPANY
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                            (In millions of dollars)
                        CONDENSED STATEMENT OF CASH FLOWS

Year ended December 31,                                                                        1996        1995       1994
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations before income tax benefit
   and equity in net income of subsidiaries                                                $    (42.4) $    (47.0) $   (32.6)
Adjustment to reconcile loss from operations before income
   tax benefit and equity in net income of subsidiaries to net cash provided by (used in) operating activities:
     Undistributed equity earnings                                                                (.8)       (1.3)      (1.9)
     Dividends received from subsidiaries                                                        72.2       111.8      162.2
     Net advances to subsidiaries                                                              (576.9)      (76.1)    (294.6)
     Other, net                                                                                   7.4       (11.3)     (10.9)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in operations                                                                    (540.5)      (23.9)    (177.8)
Income taxes paid                                                                               (43.5)      (28.4)     (36.9)
---------------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                          (584.0)      (52.3)    (214.7)
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Redemption of TRV's redeemable preferred stock                                                   --          --        100.0
Business divestment                                                                              16.6        --        150.0
Business acquisition                                                                            (18.1)       --         --
Sale of investments                                                                              --           3.8       46.2
Other, net                                                                                       12.9       (20.3)     (24.5)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                                              11.4       (16.5)     271.7
---------------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                                                              87.3      (910.4)      98.5
Issuance of long-term debt                                                                    1,000.0     2,000.0      500.0
Payments and redemptions of long-term debt                                                     (450.0)     (810.0)    (459.8)
Dividends paid                                                                                  (65.0)     (210.0)    (195.0)
---------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                                             572.3        69.6      (56.3)
---------------------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                              (0.3)        0.8        0.7
Cash and cash equivalents at beginning of period                                                  3.8         3.0        2.3
---------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                                 $      3.5  $      3.8  $     3.0
=================================================================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                   $    460.9  $    436.5  $   397.5
=================================================================================================================================

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

10.01.1 Five Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

10.01.2 Amended and Restated Credit Agreement dated as of June 28, 1996 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit
            10.02 to the Company's Quarterly Report on Form 10-Q for

EXHIBIT                                                               FILING
NUMBER      DESCRIPTION OF EXHIBIT                                    METHOD
------      ----------------------                                    ------

            the fiscal quarter ended June 30, 1996 (File No.
            1-6594) (the "Company's June 30, 1996 10-Q").

12.01       Computation of Ratio of Earnings to Fixed Charges.        Electronic

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01       Consent of KPMG Peat Marwick LLP, Independent             Electronic
            Certified Public Accountants.

27.01       Financial Data Schedule.                                  Electronic

99.01       The second paragraph on page 2 of the Company's           Electronic
            Current Report on Form 8-K dated July 13, 1994, the first paragraph on page 14 of the Company's Quarterly
            Report on Form 10-Q for the fiscal quarter ended
            September 30, 1995, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the first paragraph on page 13 of the Company's June 30, 1996
            10-Q and the first paragraph on page 12 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996.

99.02       The paragraph that begins on page 9 and ends on page      Electronic
            10 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

99.03       The second paragraph on page 13 of the Company's June     Electronic
            30, 1996 10-Q.

     Copies of any of the exhibits referred to above will be furnished at a cost of $.25 per page to security holders who make written request therefor to Patricia A. Rouzer, Corporate Communications and Investor Relations, Commercial Credit Company, 300 St. Paul Place, Baltimore, Maryland 21202.