Form 10-Q
period 1997-03-31
COMMERCIAL CREDIT CO
filed 1997-05-13
CIK 201499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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
(State or other jurisdiction of incorporation   (I.R.S. Employer Identification No.)
                or organization)


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

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information

Item 1. Financial Statements:                                                     PAGE NO.
                                                                                  --------
           Condensed Consolidated Statement of Income (Unaudited) --

             Three  Months Ended March 31, 1997 and 1996                              3

           Condensed Consolidated Statement of Financial Position --

             March 31, 1997 (Unaudited) and December 31, 1996                         4

           Condensed Consolidated Statement of Cash Flows (Unaudited) --

             Three Months Ended March 31, 1997 and 1996                               5

           Notes to Condensed Consolidated Financial Statements -- (Unaudited)        6


Item 2. Management's Discussion and Analysis of Financial

             Condition and Results of Operations                                      8

                         Part II - Other Information

Item 1. Legal Proceedings                                                            11

Item 6. Exhibits and Reports on Form 8-K                                             11

Exhibit Index                                                                        12

Signatures                                                                           14


                   Commercial Credit Company and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
                            (In millions of dollars)

                                                       Three Months Ended
                                                           March 31,
                                                    ------------------------
                                                     1997            1996
----------------------------------------------------------------------------
REVENUES
Finance related interest and other charges           $306.0          $283.5
Insurance premiums                                     41.8            36.9
Net investment income                                  16.8            12.8
Other income                                            9.1            22.4
----------------------------------------------------------------------------
  Total revenues                                      373.7           355.6
----------------------------------------------------------------------------

EXPENSES
Interest                                              125.3           116.1
Non-insurance compensation and benefits                50.9            45.7
Provision for consumer finance credit losses           71.6            67.8
Policyholder benefits and claims                       14.3             8.4
Insurance underwriting, acquisition and operating       6.8             6.7
Other operating                                        40.2            36.7
----------------------------------------------------------------------------
  Total expenses                                      309.1           281.4
----------------------------------------------------------------------------

Income before income taxes                             64.6            74.2
Provision for income taxes                            (22.2)          (25.8)
----------------------------------------------------------------------------

Net income                                           $ 42.4          $ 48.4
============================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION
               (In millions of dollars, except per share amounts)


                                                                             March 31, 1997    December 31, 1996
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                        (Unaudited)

Cash and cash equivalents                                                       $    6.0          $   11.4
Investments and real estate held for sale:
   Fixed maturities, primarily available for sale, at market value
     (amortized cost -- $825.7 and $816.8)                                         801.3             809.1
   Equity securities, at market value (cost - $55.8 and $45.6)                      55.9              46.4
   Mortgage loans and real estate held for sale                                    141.6             139.8
   Short-term and other                                                             56.0              76.9
-----------------------------------------------------------------------------------------------------------
  Total investments and real estate held for sale                                1,054.8           1,072.2
-----------------------------------------------------------------------------------------------------------
Consumer finance receivables                                                     8,498.3           8,123.8
Allowance for losses                                                              (250.9)           (239.3)
-----------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                               8,247.4           7,884.5
Other receivables                                                                  118.2             123.0
Deferred policy acquisition costs                                                    9.3               9.3
Cost of acquired businesses in excess of net assets                                105.7             106.6
Other assets                                                                       177.1             152.6
-----------------------------------------------------------------------------------------------------------
Total assets                                                                    $9,718.5          $9,359.6
===========================================================================================================
LIABILITIES

Certificates of deposit                                                         $  131.6          $  102.3
Short-term borrowings                                                            2,112.2           1,481.6
Long-term debt                                                                   5,400.0           5,750.0
-----------------------------------------------------------------------------------------------------------
  Total debt                                                                     7,643.8           7,333.9
Insurance policy and claims reserves                                               401.7             402.9
Accounts payable and other liabilities                                             392.3             348.3
-----------------------------------------------------------------------------------------------------------
  Total liabilities                                                              8,437.8           8,085.1
-----------------------------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY

Common stock ($.01 par value; authorized: 1,000 shares; issued: 1 share)            --                --
Additional paid-in capital                                                         164.2             164.1
Retained earnings                                                                1,132.6           1,115.2
Unrealized gain (loss) on investments                                              (15.8)             (4.5)
Cumulative translation adjustments                                                   (.3)              (.3)
-----------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                     1,280.7           1,274.5
-----------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                      $9,718.5          $9,359.6
===========================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                            (In millions of dollars)


THREE MONTHS ENDED MARCH 31,                                                              1997             1996
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes                                                                $   64.6         $ 74.2
Adjustments to reconcile income before income taxes to
  net cash provided by (used in) operating activities:
    Amortization of deferred policy acquisition costs and value of insurance in force          0.1            2.3
    Additions to deferred policy acquisition costs                                            (0.1)          (0.9)
    Provision for consumer finance credit losses                                              71.6           67.8
    Changes in:
      Insurance policy and claims reserves                                                    (1.2)         (13.6)
      Other, net                                                                              16.3           70.1
------------------------------------------------------------------------------------------------------------------
Net cash provided by operations                                                              151.3          199.9
Income taxes (paid)                                                                           (2.5)          (9.8)
------------------------------------------------------------------------------------------------------------------
  Net cash provided by operating activities                                                  148.8          190.1
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

Net change in credit card receivables                                                        (73.8)         (51.0)
Loans originated or purchased                                                             (1,044.0)        (608.9)
Loans repaid or sold                                                                         665.8          599.0
Purchases of investments                                                                     (84.6)        (220.6)
Proceeds from sales of investments                                                            66.7            1.5
Proceeds from maturities of investments                                                       23.2          151.1
Business acquisition                                                                          --            (11.7)
Other, net                                                                                     7.6           18.7
------------------------------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                                                   (439.1)        (121.9)
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES

Dividends paid                                                                               (25.0)          --
Issuance of long-term debt                                                                    --            400.0
Payments of long-term debt                                                                  (350.0)        (200.0)
Net change in short-term borrowings                                                          630.6         (294.9)
Net change in certificates of deposit                                                         29.3            9.6
------------------------------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                                        284.9          (85.3)
------------------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                                           (5.4)         (17.1)
Cash and cash equivalents at beginning of period                                              11.4           30.1
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                               $     6.0         $ 13.0
------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest                                                 $   113.1         $106.0
==================================================================================================================


See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     Commercial Credit Company (the Company) is a wholly owned subsidiary of CCC Holdings, Inc., which is a wholly owned subsidiary of Travelers Group Inc.
     (TRV). The condensed consolidated financial statements include the accounts of the Company and its subsidiaries.

     The accompanying condensed consolidated financial statements as of March 31, 1997 and for the three-month periods ended March 31, 1997 and 1996 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

2.   CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED
     -------------------------------------------------------------------------

     Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

3.   CONSUMER FINANCE RECEIVABLES
     ----------------------------

     Consumer finance receivables, net of unearned finance charges of $632.2 million and $635.3 million at March 31, 1997 and December 31, 1996, respectively, consisted of the following:

     (millions)                          March 31, 1997    December 31, 1996
                                        ----------------  -------------------

     Real estate-secured loans              $3,698.2            $3,456.7
     Personal loans                          3,257.2             3,199.6
     Credit cards                              972.2               907.1
     Sales finance and other                   519.0               507.7
                                           ----------          ----------
     Consumer finance receivables,
       net of unearned finance charges       8,446.6             8,071.1
     Accrued interest receivable                51.7                52.7
     Allowance for credit losses              (250.9)             (239.3)
                                           ----------          ----------
     Net consumer finance receivables       $8,247.4            $7,884.5
                                           ==========          ==========

4.   DEBT
     ----

     The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At March 31, 1997 and December 31, 1996, short-term borrowings consisted of commercial paper totaling $2,112.2 million and $1,481.6 million, respectively. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees. TRV, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, $850 million is allocated to the Company. At March 31, 1997 there were no borrowings outstanding under this facility.

     As of May 6, 1997 the Company also has a committed and available revolving credit facility on a stand-alone basis of $2.4 billion which expires in May 2002.

     The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1997, the Company would have been able to remit $314.6 million to its parent under its most restrictive covenants.

5.   RELATED PARTY TRANSACTIONS
     --------------------------

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

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                           Three Months Ended
                                                March 31,
                                         ----------------------
        (In millions)                     1997         1996
       --------------------------------------------------------

        Revenues                          $373.7       $355.6
       ========================================================
        Net Income                        $ 42.4       $ 48.4
       ========================================================


RESULTS OF OPERATIONS
The consolidated net income of Commercial Credit Company and subsidiaries (the Company) for the quarter ended March 31, 1997 was $42.4 million compared to $48.4 million in the corresponding 1996 period. Revenues for the quarter ended March 31, 1997 were $373.7 million compared to $355.6 million in the corresponding 1996 period.

The following discussion presents in more detail each segment's performance.

       SEGMENT RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
       ------------------------------------------------------------------

CONSUMER FINANCE SERVICES

                                      Three Months Ended March 31,
                          ----------------------------------------------------
(In millions)                       1997                       1996
------------------------------------------------------------------------------
                            Revenues    Net income     Revenues    Net income
------------------------------------------------------------------------------

Consumer Finance Services     $366.3         $47.0       $347.5         $55.5
==============================================================================

Earnings in the first quarter of 1997 were lower than the comparable period in 1996, as expected -- reflecting a higher provision for loan losses in the 1997 quarter and favorable insurance experience in the 1996 quarter.

Consumer finance receivables, net of unearned finance charges grew $375.5 million during the first quarter of 1997, which represents an annualized growth rate of 19%. This growth occurred primarily in real estate loans generated through the Company's 857 branch office network and through Primerica Financial Services (PFS).

Total net receivables were a record $8.447 billion at March 31, 1997, a 16% increase from the prior year. The average yield, at 14.65%, was lower than the 1996 quarter's yield of 15.43%, mainly because of a shift in the portfolio mix toward lower-risk / lower margin real estate loans. Sales of real estate-secured ($.M.A.R.T.--SM) loans sold exclusively through PFS continued at record levels during the quarter. Travelers Bank credit card outstandings were $972 million, up from $907 million at year-end 1996, as a result of strong credit card originations.

Delinquencies in excess of 60 days were 2.25% as of March 31, 1997 -- lower than the 2.38% at the end of 1996 and slightly higher than the 2.21% at the end of the first quarter of 1996. The charge-off rate remained relatively flat at 2.95%, compared to the 1996 fourth quarter, but was higher than the comparable 1996 period's rate of 2.87%. This continues to reflect a high level of personal bankruptcies throughout the credit industry. Reserves as a percentage of net receivables remained at 2.97%, unchanged from year-end 1996 but up from 2.88% in the 1996 first quarter.

                                                   As of, or for, the
                                              Three Months Ended March 31,

                                            --------------------------------
                                               1997                  1996
                                            --------------------------------
Allowance for credit losses as a %
  of net outstandings                         2.97%                 2.88%

Charge-off rate                               2.95%                 2.87%

60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end          2.25%                 2.21%


CORPORATE AND OTHER

                                    Three Months Ended March 31,
                        -------------------------------------------------------
(In millions)                    1997                         1996
-------------------------------------------------------------------------------
                        Revenues       Net income    Revenues      Net income
                                       (expense)                   (expense)
-------------------------------------------------------------------------------
Corporate and Other         $7.4            $(4.6)       $8.1           $(7.1)
===============================================================================


The favorable variance in Corporate and Other net expense for the first quarter of 1997 compared to the first quarter of 1996 is primarily attributable to increased earnings on a corporate investment and lower interest cost borne at the corporate level.

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

Travelers Group Inc. (TRV), the Company and The Travelers Insurance Company
(TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, $850 million is allocated to the Company. In addition, as of May 6, 1997 the Company has a committed and available revolving credit facility on a stand-alone basis of $2.4 billion that expires in May 2002.

As of May 6, 1997 the Company has unused credit availability of $3.250 billion under the revolving credit facilities referred to above.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1997, the Company would have been able to remit $314.6 million to its parent under its most restrictive covenants.

The Company as of May 7, 1997, had $550 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements.

FUTURE APPLICATION OF ACCOUNTING STANDARDS

Effective January 1, 1997 the Company adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (FAS No. 125). This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on an approach that focuses on control. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. FAS No. 125 provides standards for distinguishing transfers of financial assets that mare sales from transfers that are secured borrowings. The requirements of FAS No. 125 are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996, and are to be applied prospectively. However, in December 1996 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125," which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity and the Company is currently evaluating the impact of the provisions whose effective date has been delayed until January 1, 1998.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

               For information concerning purported class action lawsuits filed against the Company and certain subsidiaries alleging, inter alia, that such subsidiaries charged excessive premiums on certain lines of insurance, see the descriptions that appear in the second paragraph on page 2 of the Company's Current Report on Form 8-K dated July 13, 1994, the first paragraph on page 14 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the first paragraph on page 13 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996, the first paragraph on page 12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In March 1997, a class was preliminarily certified in an action filed in the Circuit Court of Calhoun County, Alabama entitled Hughes v. Commercial Credit
                                          ---------------------------
Corporation. Plaintiffs have made allegations, and are seeking damages, similar
-----------
to those in Lawrence and McMahon.
            --------     -------

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)  Exhibits:

                         See Exhibit Index.

         (b)  Reports on Form 8-K:

                         On January 21, 1997, the Company filed a Current Report
on Form 8-K, dated January 21, 1997, reporting under Item 5 thereof the results of its operations for the three months and twelve months ended December 31, 1996.

                         No other reports on Form 8-K have been filed by the
Company during the quarter ended March 31, 1997; however, on April 14, 1997, the Company filed a Current Report on Form 8-K, dated April 14, 1997, reporting under Item 5 thereof the results of its operations for the three months ended March 31, 1997, and certain other selected financial data.

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

10.01.1 Five-Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust
            Company of New York, as Agent, incorporated by reference to
            Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

10.01.2 Amended and Restated Credit Agreement dated as of June 28, 1996 among the Company, the Banks party thereto and Morgan Guaranty
            Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-6594).

10.01.3     Amended and Restated Credit Agreement dated as of May 6, 1997                         Electronic
            among the Company, the Banks party thereto and
            Morgan Guaranty Trust Company of New York, as Agent.

12.01       Computation of Ratio of Earnings to Fixed Charges.                                    Electronic



27.01       Financial Data Schedule.                                                              Electronic

99.01       The second paragraph on page 2 of the Company's Current Report on Form                Electronic
            8-K dated July 13, 1994, the first paragraph on page 14 of the
            Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, the fourth paragraph on page 9 of the
            Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995, the first paragraph on page 13 of the
            Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, the first paragraph on page 12 of the
            Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.


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

                            Commercial Credit Company



Date:  May 13, 1997                            By  /s/ William R. Hofmann
                                                  ------------------------
                                                       William R. Hofmann
                                                         Vice President
                                                 (Principal Financial Officer)

Date:  May 13, 1997                            By  /s/ Irwin Ettinger
                                                  --------------------------
                                                       Irwin Ettinger
                                                  Executive Vice President
                                                 (Chief Accounting Officer)

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

10.01.1 Five-Year Credit Agreement dated as of December 16, 1994 among the Company, the Banks party thereto and Morgan Guaranty Trust
            Company of New York, as Agent, incorporated by reference to
            Exhibit 10.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994 (File No. 1-6594).

10.01.2 Amended and Restated Credit Agreement dated as of June 28, 1996 among the Company, the Banks party thereto and Morgan Guaranty
            Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.02 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996 (File No. 1-6594).

10.01.3     Amended and Restated Credit Agreement dated as of May 6, 1997                         Electronic
            among the Company, the Banks party thereto and
            Morgan Guaranty Trust Company of New York, as Agent.

12.01       Computation of Ratio of Earnings to Fixed Charges.                                    Electronic



27.01       Financial Data Schedule.                                                              Electronic

99.01       The second paragraph on page 2 of the Company's Current Report on Form                Electronic
            8-K dated July 13, 1994, the first paragraph on page 14 of the
            Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1995, the fourth paragraph on page 9 of the
            Company's Annual Report on Form 10-K for the fiscal year ended
            December 31, 1995, the first paragraph on page 13 of the
            Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1996, the first paragraph on page 12 of the
            Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996 and the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
