Form 10-Q
period 1997-06-30
COMMERCIAL CREDIT CO
filed 1997-08-12
CIK 201499

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                       OR
/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM ________ TO  ________
                            ------------------------

                         COMMISSION FILE NUMBER 1-6594
                            ------------------------

                           COMMERCIAL CREDIT COMPANY
             (Exact Name Of Registrant As Specified In Its Charter)

            Delaware                                52-0883351
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)


                 300 St. Paul Place, Baltimore, Maryland 21202
              (Address of principal executive offices) (Zip Code)

                                 (410) 332-3000
              (Registrant's telephone number, including area code)
                            ------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                                  ----   ----
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

                               TABLE OF CONTENTS
                               -----------------
                         PART I--FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:                                          Page No.

    Condensed Consolidated Statement of Income (Unaudited)-
      Three and Six Months Ended June 30, 1997 and 1996                    3

    Condensed Consolidated Statement of Financial Position-
      June 30, 1997 (Unaudited) and December 31, 1996                      4

    Condensed Consolidated Statement of Cash Flows (Unaudited)-
      Six Months Ended June 30, 1997 and 1996                              5

    Notes to Condensed Consolidated Financial Statements-(Unaudited)       6


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS                                  9



                         Part II--Other Information

Item 1. Legal Proceedings                                                  13

Item 6. Exhibits and Reports on Form 8-K                                   13

Exhibit Index                                                              14

Signatures                                                                 16

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

                            (IN MILLIONS OF DOLLARS)


                                                                              THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                                   JUNE 30,              JUNE 30,
                                                                             --------------------  --------------------
                                                                               1997       1996       1997       1996
                                                                             ---------  ---------  ---------  ---------
REVENUES
Finance related interest and other charges.................................  $   320.7  $   287.8  $   626.7  $   571.3
Insurance premiums.........................................................       41.8       37.0       83.6       73.9
Net investment income......................................................       19.7       12.7       36.5       25.5
Other income...............................................................       16.4       20.4       25.5       42.8
                                                                             ---------  ---------  ---------  ---------
  Total revenues...........................................................      398.6      357.9      772.3      713.5
                                                                             ---------  ---------  ---------  ---------
EXPENSES
Interest...................................................................      133.3      117.1      258.6      233.2
Non-insurance compensation and benefits....................................       50.9       45.6      101.8       91.3
Provision for consumer finance credit losses...............................       73.0       60.0      144.6      127.8
Policyholder benefits and claims...........................................       14.8       13.0       29.1       21.4
Insurance underwriting, acquisition and operating..........................        6.2        6.9       13.0       13.6
Other operating............................................................       42.5       33.0       82.7       69.7
                                                                             ---------  ---------  ---------  ---------
  Total expenses...........................................................      320.7      275.6      629.8      557.0
                                                                             ---------  ---------  ---------  ---------
Income before income taxes.................................................       77.9       82.3      142.5      156.5
Provision for income taxes.................................................      (26.8)     (28.0)     (49.0)     (53.8)
                                                                             ---------  ---------  ---------  ---------
Net income.................................................................  $    51.1  $    54.3  $    93.5  $   102.7
                                                                             ---------  ---------  ---------  ---------
                                                                             ---------  ---------  ---------  ---------

See Notes to Condensed Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENT OF FINANCIAL POSITION

               (IN MILLIONS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                  JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
                                                                                   (UNAUDITED)
ASSETS
Cash and cash equivalents.......................................................   $      18.7      $      11.4
Investments:
  Fixed maturities, primarily available for sale, at market value (amortized
    cost $845.6 and $816.8).....................................................         836.1            809.1
  Equity securities, at market value (cost--$60.1 and $45.6)....................          62.9             46.4
  Short-term and other..........................................................         110.2             76.9
                                                                                  -------------        --------
  Total investments.............................................................       1,009.2            932.4
                                                                                  -------------        --------
Consumer finance receivables....................................................       9,097.4          8,123.8
Allowance for losses............................................................        (263.4)          (239.3)
                                                                                  -------------        --------
  Net consumer finance receivables..............................................       8,834.0          7,884.5
Other receivables...............................................................         124.2            123.0
Deferred policy acquisition costs...............................................           7.9              9.3
Cost of acquired businesses in excess of net assets.............................         104.8            106.6
Other assets....................................................................         407.9            292.4
                                                                                  -------------        --------
Total assets....................................................................   $  10,506.7      $   9,359.6
                                                                                  -------------        --------
                                                                                  -------------        --------
LIABILITIES
Certificates of deposit.........................................................   $     122.2      $     102.3
Short-term borrowings...........................................................       2,811.6          1,481.6
Long-term debt..................................................................       5,400.0          5,750.0
                                                                                  -------------        --------
  Total debt....................................................................       8,333.8          7,333.9
Insurance policy and claims reserves............................................         401.5            402.9
Accounts payable and other liabilities..........................................         468.4            348.3
                                                                                  -------------        --------
  Total liabilities.............................................................       9,203.7          8,085.1
                                                                                  -------------        --------
STOCKHOLDER'S EQUITY
Common stock ($.01 par value; authorized: 1,000 shares; issued: 1 share)                    --               --
Additional paid-in capital......................................................         164.6            164.1
Retained earnings...............................................................       1,143.7          1,115.2
Unrealized gain (loss) on investments...........................................          (5.0)            (4.5)
Cumulative translation adjustments..............................................           (.3)             (.3)
                                                                                  -------------        --------
  Total stockholder's equity....................................................       1,303.0          1,274.5
                                                                                  -------------        --------
Total liabilities and stockholder's equity......................................   $  10,506.7      $   9,359.6
                                                                                  -------------        --------
                                                                                  -------------        --------

See Notes to Condensed Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

                            (IN MILLIONS OF DOLLARS)

SIX MONTHS ENDED JUNE 30,                                                                       1997       1996
--------------------------------------------------------------------------------------------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Income before income taxes..................................................................  $   142.5  $   156.5
Adjustments to reconcile income before income taxes
 to net cash provided by (used in) operating activities:
  Amortization of deferred policy acquisition costs and value of insurance in force.........        1.5        4.3
  Additions to deferred policy acquisition costs............................................       (0.1)      (1.3)
  Provision for consumer finance credit losses..............................................      144.6      127.8
  Changes in:
    Insurance policy and claims reserves....................................................       (1.4)      (7.4)
    Other, net..............................................................................       23.8      (78.1)
                                                                                              ---------  ---------
Net cash provided by operations.............................................................      310.9      201.8
Income taxes (paid).........................................................................      (54.6)     (77.7)
                                                                                              ---------  ---------
  Net cash provided by (used in) operating activities.......................................      256.3      124.1
                                                                                              ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in credit card receivables.......................................................     (277.1)     (99.2)
Loans originated or purchased...............................................................   (2,236.3)  (1,467.5)
Loans repaid or sold........................................................................    1,391.3    1,266.3
Purchases of investments....................................................................     (179.7)    (305.7)
Proceeds from sales of investments..........................................................      103.6      228.0
Proceeds from maturities of investments.....................................................        5.4        4.9
Business acquisition........................................................................         --       11.3
Other, net..................................................................................        8.8       14.4
                                                                                              ---------  ---------
  Net cash provided by (used in) investing activities.......................................   (1,184.0)    (347.5)
                                                                                              ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid..............................................................................      (65.0)     (30.0)
Issuance of long-term debt..................................................................         --      400.0
Payments of long-term debt..................................................................     (350.0)    (200.0)
Net change in short-term borrowings.........................................................    1,330.1       41.6
Net change in certificates of deposit.......................................................       19.9       (2.2)
                                                                                              ---------  ---------
  Net cash provided by (used in) financing activities.......................................      935.0      209.4
                                                                                              ---------  ---------
Change in cash and cash equivalents.........................................................        7.3      (14.0)
Cash and cash equivalents at beginning of period............................................       11.4       30.1
                                                                                              ---------  ---------
Cash and cash equivalents at end of period..................................................  $    18.7  $    16.1
                                                                                              ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest....................................................  $   264.3  $   228.8
                                                                                              ---------  ---------
                                                                                              ---------  ---------

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

The accompanying condensed consolidated financial statements as of June 30, 1997 and for the three-month and six-month periods ended June 30, 1997 and 1996 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2. CHANGES IN ACCOUNTING PRINCIPLES AND ACCOUNTING STANDARDS NOT YET ADOPTED

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

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement stipulates that comprehensive income

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No.130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS No. 131.

3. CONSUMER FINANCE RECEIVABLES

Consumer finance receivables, net of unearned finance charges of $633.3 million and $635.3 million at June 30, 1997 and December 31, 1996, respectively, consisted of the following:

(MILLIONS)                                                                        JUNE 30, 1997  DECEMBER 31, 1996
                                                                                  -------------  -----------------
Real estate-secured loans.......................................................   $   3,992.4      $   3,456.7
Personal loans..................................................................       3,328.0          3,199.6
Credit cards....................................................................       1,166.3            907.1
Sales finance and other.........................................................         554.7            507.7
                                                                                  -------------        --------
Consumer finance receivables, net of unearned finance charges...................       9,041.4          8,071.1
Accrued interest receivable.....................................................          56.0             52.7
Allowance for credit losses.....................................................        (263.4)          (239.3)
                                                                                  -------------        --------
Net consumer finance receivables................................................   $   8,834.0      $   7,884.5
                                                                                  -------------        --------
                                                                                  -------------        --------

                   COMMERCIAL CREDIT COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. DEBT

The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At June 30, 1997 and December 31, 1996, short-term borrowings consisted of commercial paper totaling $2,811.6 million and $1,481.6 million, respectively. The Company may borrow under its revolving credit facilities at various interest rate options and compensates the banks for the facilities through commitment fees. TRV, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, $850 million is allocated to the Company. At June 30, 1997 there were no borrowings outstanding under this facility.

The Company also has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion of which $3.4 billion expires in 2002 and $1.0 billion expires in 1998.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1997, the Company would have been able to remit $313.3 million to its parent under its most restrictive covenants.

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

In July 1997 the Company issued, at a premium, $50 million of 15% coupon debt securities yielding 5.62% due July 10, 1998. Concurrently, the Company entered into a $50 million notional amount swap transaction with Smith Barney Capital Services Inc., an affiliated company, to receive fixed and pay variable interest. The swap is accounted for as a hedge of the related liability whereby the periodic receipts or payments are accrued as adjustments to interest expense. This swap contract terminates on July 10, 1998.

6. SUBSEQUENT EVENT

On July 31, 1997 the Company acquired Security Pacific Financial Services from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. Financing for the transaction was accomplished by the Company and included an equity contribution by TRV of $520 million to the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS


                                                     THREE MONTHS ENDED     SIX MONTHS ENDED
(IN MILLIONS)                                            JUNE 30,              JUNE 30,
                                                    --------------------  --------------------
                                                       1997       1996       1997       1996
                                                    ---------  ---------  ---------  ---------
Revenues..........................................  $   398.6  $   357.9  $   772.3  $   713.5
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Net Income........................................  $    51.1  $    54.3  $    93.5  $   102.7
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

RESULTS OF OPERATIONS
The consolidated net income of Commercial Credit Company and subsidiaries (the Company) for the quarter ended June 30, 1997 was $51.1 million compared to $54.3 million in the corresponding 1996 period. Revenues for the quarter ended June 30, 1997 were $398.6 million compared to $357.9 million in the corresponding 1996 period.

The net income of the Company for the six months ended June 30, 1997 was $93.5 million compared to $102.7 million in the corresponding 1996 period. Revenues for the six months ended June 30, 1997 were $772.3 million compared to $713.5 million in the corresponding 1996 period.

On July 31, 1997 the Company acquired Security Pacific Financial Services from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. Financing for the transaction was accomplished by the Company and included an equity contribution by Travelers Group Inc. (TRV) of $520 million to the Company.

The following discussion presents in more detail each segment's performance.

       SEGMENT RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996

CONSUMER FINANCE SERVICES

                                                                    THREE MONTHS ENDED JUNE 30,
                                                        ------------------------------------------------------
(IN MILLIONS)                                                    1997                       1996
                                                       --------------------------  --------------------------
                                                        REVENUES     NET INCOME     REVENUES     NET INCOME
                                                       -----------  -------------  -----------  -------------
Consumer Finance Services (1).......................   $   388.9     $    53.8     $   347.9     $    60.5
                                                       -----------        -----    -----------        -----
                                                       -----------        -----    -----------        -----

(1) Revenues and net income in 1996 includes a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

Earnings in the second quarter of 1997 were lower than the comparable period in 1996, as expected--reflecting a higher provision for loan losses in the 1997 period.

Consumer finance receivables, net of unearned finance charges, grew $595 million during the second quarter of 1997, which represents an annualized growth rate of 28%. This growth was driven primarily by real estate loans generated through the Company's 855 branch office network and through the sales efforts of Primerica Financial Services (PFS).

Total net receivables were a record $9.041 billion at June 30, 1997, a 21% increase from the prior year. The average yield, at 14.42%, was lower than the 1996 quarter's yield of 15.40%, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. Sales of real estate-secured ($.M.A.R.T.-SM-) loans sold exclusively through PFS continued at record levels during the quarter. Travelers Bank credit card outstandings were $1.166 billion, up from $972 million at March 31, 1997, as a result of strong credit card originations.

Delinquencies in excess of 60 days were 2.14% as of June 30, 1997 lower than the 2.25% at March 31, 1997 and the 2.18% at the end of the second quarter of 1996. The charge-off rate was 2.82% during the second quarter of 1997, lower than the 1997 first quarter of 2.95% and the comparable 1996 period's rate of 2.92%. Reserves as a percentage of net receivables were 2.91% at June 30, 1997 down from 2.97% at the end of the 1997 first quarter and 2.92% at the end of the 1996 second quarter.

                                                               AS OF, OR FOR, THE
                                                               THREE MONTHS ENDED
                                                                    JUNE 30,
                                                               --------------------
                                                                 1997       1996
                                                               ---------  ---------
    Allowance for credit losses
       as a % of net outstandings..........................       2.91%      2.92%

    Charge-off rate........................................       2.82%      2.92%

     60 + days past due on a contractual
      basis as a % of gross consumer
      finance receivables at quarter end...................       2.14%      2.18%


CORPORATE AND OTHER

                                                                                  THREE MONTHS ENDED JUNE 30,
                                                                     ------------------------------------------------------
(IN MILLIONS)                                                                   1997                        1996
                                                                     --------------------------  --------------------------

                                                                                   NET INCOME                  NET INCOME
                                                                      REVENUES      (EXPENSE)     REVENUES      (EXPENSE)
                                                                     -----------  -------------  -----------  -------------
Corporate and Other (1)............................................   $     9.7     $    (2.7)    $    10.0     $    (6.2)
                                                                            ---         -----         -----         -----
                                                                            ---         -----         -----         -----


(1) Revenues and net income in 1996 includes a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The favorable variance in Corporate and Other net expense for the second quarter of 1997 compared to the second quarter of 1996 is primarily attributable to increased earnings on a corporate investment and lower interest cost borne at the corporate level.

       SEGMENT RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

The overall operating trends for the six months ended June 30, 1997 and 1996 were substantially the same as those of the second quarter periods except as noted below.

CONSUMER FINANCE SERVICES

                                                                                 SIX MONTHS ENDED JUNE 30,
                                                                     --------------------------------------------------
(IN MILLIONS)                                                                  1997                      1996
                                                                     ------------------------  ------------------------
                                                                      REVENUES    NET INCOME    REVENUES    NET INCOME
                                                                     -----------  -----------  -----------  -----------
Consumer Finance Services (1)......................................   $   755.2    $   100.8    $   695.4    $   116.0
                                                                     -----------  -----------  -----------  -----------
                                                                     -----------  -----------  -----------  -----------

(1) Revenues and net income in 1996 includes a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM.

During the first six months of 1997 the average yield, at 14.53%, was lower than the 15.41% in the first six months of 1996, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. The charge-off rate remained relatively flat at 2.88% compared to the comparable 1996 period's rate of 2.89%.

CORPORATE AND OTHER


                                                                               SIX MONTHS ENDED JUNE 30,
                                                                     ----------------------------------------------------
(IN MILLIONS)                                                                   1997                       1996
                                                                     --------------------------  ------------------------
                                                                                    NET INCOME                 NET INCOME
                                                                      REVENUES      (EXPENSE)     REVENUES     (EXPENSE)
                                                                     -----------  -------------  -----------  -----------
Corporate and Other (1)............................................   $    17.1     $    (7.3)    $    18.1    $   (13.3)
                                                                          -----         -----         -----   -----------
                                                                          -----         -----         -----   -----------

(1) Revenues and net income in 1996 includes a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The favorable variance in Corporate and Other net expense for the first six months of 1997 compared to the first six months of 1996 is primarily attributable to increased earnings on a corporate investment and lower interest cost borne at the corporate level.

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

TRV, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, $850 million is allocated to the Company. In addition, the Company has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion of which $3.4 billion expires in 2002 and $1.0 billion expires in 1998.

The Company has unused credit availability of $5.250 billion under the revolving credit facilities referred to above.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1997, the Company would have been able to remit $313.3 million to its parent under its most restrictive covenants.

The Company completed the following long-term debt offerings in 1997 and, as of August 7, 1997 had $650 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements:

     -     6.45% Notes due July 1, 2002.....................................  $300 million
     -     6.75% Notes due July 1, 2007.....................................  $300 million
     -     6 1/2% Notes due August 1, 2004..................................  $250 million


FUTURE APPLICATION OF ACCOUNTING STANDARDS

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.

    For information concerning purported class action lawsuits filed against the Company and certain subsidiaries alleging, inter alia, that such subsidiaries charged excessive premiums on certain lines of insurance, see the descriptions that appear in the second paragraph on page 2 of the Company's Current Report on Form 8-K dated July 13, 1994, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, the first paragraph on page 12 of the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996 and the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1996, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In May 1997, the Company's motion to compel arbitration in Smith was granted. In June 1997, the Washington action was settled.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits:

         See Exhibit Index.

    (b)  Reports on Form 8-K:

         On June 9, 1997, the Company filed a Current Report on Form 8-K, dated June 8, 1997, reporting under Item 5 thereof the entering into by the Company and BankAmerica Financial, Inc. of an agreement relating to the Company's acquisition of Security Pacific Finance System Incorporated.

         No other reports on Form 8-K have been filed by the Company during the quarter ended June 30, 1997; however, the Company filed the following reports on Form 8-K subsequent to the quarter ended June 30, 1997:

         On July 1, 1997, the Company filed a Current Report on Form 8-K, dated June 27, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 15% Notes due July 10, 1998.

         On July 9, 1997, the Company filed a Current Report on Form 8-K, dated July 7, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6.45% Notes due July 1, 2002 and the Company's 6.75% Notes due July 1, 2007.

         On July 30, 1997, the Company filed a Current Report on Form 8-K, dated July 30, 1997, reporting under Item 5 thereof the results of operations for the three months and six months ended June 30, 1997.

         On August 1, 1997, the Company filed a Current Report on Form 8-K, dated July 30, 1997, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/2% Notes due August 1, 2004. The Company also reported under Item 5 thereof the acquisition by the Company of all of the capital stock of Security Pacific Finance System Incorporated on July 31, 1997.

                                    EXHIBIT INDEX

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


4.01.2 First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated June 13, 1990
           (File No. 1-6594).


10.01.1    Amended and Restated Credit Agreement dated as of
           June 28, 1996 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.02 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           June 30, 1996 (File No. 1-6594).


10.01.2    Amended and Restated Credit Agreement dated as of
           May 6, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           March 31, 1997 (File No. 1-6594).


10.01.3    Five-Year Credit Agreement dated as of July 18, 1997                Electronic
           among the Company, the Banks party thereto and Morgan
           Guaranty Trust Company of New York, as Agent.

Exhibit                                                                        Filing
Number     Description of Exhibit                                              Method
-------    ----------------------                                              ------

12.01      Computation of Ratio of Earnings to Fixed Charges.                  Electronic


27.01      Financial Data Schedule.                                            Electronic


99.01      The second paragraph on page 2 of the Company's Current             Electronic
           Report on Form 8-K dated July 13, 1994, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the first paragraph on page 12 of the Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended September 30, 1996 and the fourth
           paragraph on page 9 of the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1996.


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



                             Commercial Credit Company






Date:  August 12, 1997                         By   /s/  William R. Hofmann
                                                    --------------------------
                                                         William R. Hofmann
                                                            Vice President
                                                   (Principal Financial Officer)






Date:  August 12, 1997                         By   /s/ Irwin Ettinger
                                                    --------------------------
                                                        Irwin Ettinger
                                                     Executive Vice President
                                                     (Chief Accounting Officer)

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


4.01.2 First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated June 13, 1990
           (File No. 1-6594).


10.01.1    Amended and Restated Credit Agreement dated as of
           June 28, 1996 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.02 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           June 30, 1996 (File No. 1-6594).


10.01.2    Amended and Restated Credit Agreement dated as of
           May 6, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's
           Quarterly Report on Form 10-Q for the fiscal quarter ended
           March 31, 1997 (File No. 1-6594).


10.01.3    Five-Year Credit Agreement dated as of July 18, 1997                Electronic
           among the Company, the Banks party thereto and Morgan
           Guaranty Trust Company of New York, as Agent.

Exhibit                                                                        Filing
Number     Description of Exhibit                                              Method
-------    ----------------------                                              ------

12.01      Computation of Ratio of Earnings to Fixed Charges.                  Electronic


27.01      Financial Data Schedule.                                            Electronic


99.01      The second paragraph on page 2 of the Company's Current             Electronic
           Report on Form 8-K dated July 13, 1994, the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995, the first paragraph on page 12 of the Company's Quarterly Report on Form 10-Q for the
           fiscal quarter ended September 30, 1996 and the fourth
           paragraph on page 9 of the Company's Annual Report on
           Form 10-K for the fiscal year ended December 31, 1996.


     The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.