Form 10-Q
period 1997-09-30
COMMERCIAL CREDIT CO
filed 1997-11-12
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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


                                TABLE OF CONTENTS

                         Part I - Financial Information


Item 1. Financial Statements:                                        Page No.
                                                                     --------

        Condensed Consolidated Statement of Income (Unaudited) -
          Three and Nine Months Ended September 30, 1997 and 1996        3

        Condensed Consolidated Statement of Financial Position -
          September 30, 1997 (Unaudited) and December 31, 1996           4

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
          Nine Months Ended September 30, 1997 and 1996                  5

        Notes to Condensed Consolidated Financial Statements -
          (Unaudited)                                                    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                            9

                          Part II - Other Information

Item 1. Legal Proceedings                                               13

Item 6. Exhibits and Reports on Form 8-K                                13

Exhibit Index                                                           14

Signatures                                                              16

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars)

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                             ----------------------------------------------
                                                1997       1996         1997       1996
-------------------------------------------------------------------------------------------
Revenues
Finance related interest and other charges     $372.0     $291.7       $998.7      $863.0
Insurance premiums                               43.1       38.6        126.7       112.5
Net investment income                            20.9       12.6         57.4        38.1
Other income                                     47.9       14.6         73.4        57.4
-------------------------------------------------------------------------------------------
  Total revenues                                483.9      357.5      1,256.2     1,071.0
-------------------------------------------------------------------------------------------

Expenses
Interest                                        152.2      119.6        410.8       352.8
Non-insurance compensation and benefits          58.9       46.6        160.7       137.9
Provision for consumer finance credit losses     63.7       60.6        208.3       188.4
Policyholder benefits and claims                 14.8       13.7         43.9        35.1
Insurance underwriting, acquisition and
operating                                         6.6        7.1         19.6        20.7
Other operating                                  60.6       39.1        143.3       108.8
-------------------------------------------------------------------------------------------
  Total expenses                                356.8      286.7        986.6       843.7
-------------------------------------------------------------------------------------------

Income before income taxes                      127.1       70.8        269.6       227.3
Provision for income taxes                       45.6       24.2         94.6        78.0
-------------------------------------------------------------------------------------------

Net income                                     $ 81.5   $   46.6       $175.0      $149.3
===========================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Financial Position
               (In millions of dollars, except per share amounts)

                                                       September 30, 1997  December 31, 1996
--------------------------------------------------------------------------------------------
Assets                                                     (Unaudited)
Cash and cash equivalents                                $     24.2          $    11.4
Investments:
   Fixed maturities, primarily available for sale, at
     market value (amortized cost - $884.2 and $816.8)        888.2              809.1
   Equity securities, at market value
     (cost - $64.5 and $45.6)                                  68.1               46.4
   Short-term and other                                       131.9               76.9
----------------------------------------------------------------------------------------
  Total investments                                         1,088.2              932.4
----------------------------------------------------------------------------------------
Consumer finance receivables                               10,726.4            8,123.8
Allowance for losses                                         (325.1)            (239.3)
----------------------------------------------------------------------------------------
  Net consumer finance receivables                         10,401.3            7,884.5
Other receivables                                             161.5              123.0
Deferred policy acquisition costs                               3.8                9.3
Cost of acquired businesses in excess of net assets           496.7              106.6
Other assets                                                  324.0              292.4
----------------------------------------------------------------------------------------
Total assets                                             $ 12,499.7          $ 9,359.6
========================================================================================
Liabilities
Certificates of deposit                                  $    127.0          $   102.3
Short-term borrowings                                       3,156.6            1,481.6
Long-term debt                                              6,300.0            5,750.0
----------------------------------------------------------------------------------------
  Total debt                                                9,583.6            7,333.9
Insurance policy and claims reserves                          420.4              402.9
Accounts payable and other liabilities                        653.8              348.3
----------------------------------------------------------------------------------------
  Total liabilities                                        10,657.8            8,085.1
----------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized:  1,000 shares;
issued: 1 share)                                                 --                 --
Additional paid-in capital                                    684.9              164.1
Retained earnings                                           1,152.4            1,115.2
Unrealized gain (loss) on investments                           4.9               (4.5)
Cumulative translation adjustments                              (.3)               (.3)
----------------------------------------------------------------------------------------
  Total stockholder's equity                                1,841.9            1,274.5
----------------------------------------------------------------------------------------
Total liabilities and stockholder's equity               $ 12,499.7          $ 9,359.6
========================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Nine months ended September 30,                                           1997       1996
--------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Income before income taxes                                            $   269.6  $   227.3
Adjustments to reconcile income before income taxes to
  net cash provided by (used in) operating activities:
    Amortization of deferred policy  acquisition  costs and value of
    insurance in force                                                      5.5        6.1
    Additions to deferred policy acquisition costs                           --       (1.1)
    Provision for consumer finance credit losses                          208.3      188.4
    Changes in:
      Insurance policy and claims reserves                                 17.5       15.2
      Other, net                                                           69.4      (49.5)
--------------------------------------------------------------------------------------------
Net cash provided by operations                                           570.3      386.4
Income taxes (paid)                                                       (77.8)     (98.0)
--------------------------------------------------------------------------------------------
  Net cash provided by (used in) operating activities                     492.5      288.4
--------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                    (278.4)     (88.2)
Loans originated or purchased                                          (3,551.7)  (2,452.8)
Loans repaid or sold                                                    2,233.3    1,898.2
Purchases of investments                                                 (286.6)    (365.2)
Proceeds from sales of investments                                        148.2      242.4
Proceeds from maturities of investments                                     1.1        8.1
Sale of other assets                                                      240.1         --
Business acquisition                                                   (1,617.6)        --
Other, net                                                                   --       33.3
--------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities                  (3,111.6)    (724.2)
--------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                           (137.8)     (65.0)
Capital contribution                                                      520.0         --
Issuance of long-term debt                                                900.0      400.0
Payments of long-term debt                                               (350.0)    (300.0)
Net change in short-term borrowings                                     1,675.0      434.5
Net change in certificates of deposit                                      24.7      (45.2)
--------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                   2,631.9      424.3
--------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                        12.8      (11.5)
Cash and cash equivalents at beginning of period                           11.4       30.1
--------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                            $    24.2  $    18.6
--------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                              $   384.4  $   344.7
============================================================================================
Supplemental disclosure of business acquisition: Assets and liabilities of business acquired:
  Net consumer finance receivables                                     $1,155.6         --
  Other assets                                                            482.3         --
  Other liabilities                                                       (20.3)        --
============================================================================================
      Cash payment related to business acquisition                    $ 1,617.6
============================================================================================

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

   The accompanying condensed consolidated financial statements as of September 30, 1997 and for the three-month and nine-month periods ended September 30, 1997 and 1996 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

   Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

   On July 31, 1997, the Company acquired Security Pacific Financial Services from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $395.2 million and is being amortized over 25 years. The purchase price for the transaction was financed entirely by the Company, except for an equity contribution by TRV of $520 million to the Company.

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

   In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 established standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This Statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income shall be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This Statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments in debt and equity securities in comprehensive income.

   In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decisionmaker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS No. 131.

3. Consumer Finance Receivables

   Consumer finance receivables, net of unearned finance charges of $707.8 million and $635.3 million at September 30, 1997 and December 31, 1996, respectively, consisted of the following:

   (millions)                        September 30, 1997     December 31, 1996
                                     ------------------    --------------------

   Real estate-secured loans              $ 4,911.6            $3,456.7
   Personal loans                           3,817.7             3,199.6
   Credit cards                             1,163.3               907.1
   Sales finance and other                    759.8               507.7
                                          ---------            --------
   Consumer finance receivables,
     net of unearned finance charges       10,652.4             8,071.1
   Accrued interest receivable                 74.0                52.7
   Allowance for credit losses               (325.1)             (239.3)
                                          ---------            --------
   Net consumer finance receivables       $10,401.3            $7,884.5
                                          =========            ========

4. Debt

   The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At September 30, 1997 and December 31, 1996, short-term borrowings consisted of commercial paper totaling $3,156.6 million and $1,481.6 million, respectively. The Company may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees. TRV, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The revolving credit facility consists of a five-year facility that expires in June 2001. Currently, $450 million is allocated to the Company. At September 30, 1997 there were no borrowings outstanding under this facility.

   The Company also has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion, of which $3.4 billion expires in 2002 and $1.0 billion expires in 1998.

   The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1997, the Company would have been able to remit $561.9 million to its parent under its most restrictive covenants.

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

   In July 1997 the Company issued, at a premium, $50 million of 15% coupon debt securities yielding 5.62% due July 10, 1998. Concurrently, the Company entered into a $50 million notional amount swap transaction with Smith Barney Capital Services Inc., an affiliated company, to receive fixed and to pay variable interest. The swap is accounted for as a hedge of the related liability and the periodic receipts or payments are accrued as adjustments to interest expense. This swap contract terminates on July 10, 1998.

Item 2.   MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                           and RESULTS of OPERATIONS

Consolidated Results of Operations


                             Three Months Ended       Nine Months Ended
   (In millions)               September 30,            September 30,
   -----------------------------------------------------------------------
                               1997      1996           1997      1996
   -----------------------------------------------------------------------

   Revenues                  $ 483.9    $ 357.5      $1,256.2   $1,071.0
   =======================================================================
   Net Income                $  81.5    $  46.6      $  175.0   $  149.3
   =======================================================================

Results of Operations

The consolidated net income of Commercial Credit Company and subsidiaries (the Company) for the quarter ended September 30, 1997 was $81.5 million compared to $46.6 million in the corresponding 1996 period. Revenues for the quarter ended September 30, 1997 were $483.9 million compared to $357.5 million in the corresponding 1996 period. Included in revenues and net income in the third quarter of 1997 are portfolio gains of $27.0 million and $16.5 million, respectively.

The net income of the Company for the nine months ended September 30, 1997 was $175.0 million compared to $149.3 million in the corresponding 1996 period. Revenues for the nine months ended September 30, 1997 were $1,256.2 million compared to $1,071.0 million in the corresponding 1996 period.

On July 31, 1997, the Company acquired Security Pacific Financial Services from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $395.2 million and is being amortized over 25 years. The purchase price for the transaction was financed entirely by the Company, except for an equity contribution by Travelers Group Inc. (TRV) of $520 million to the Company.

The following discussion presents in more detail each segment's performance.

     Segment Results for the Three Months Ended September 30, 1997 and 1996

Consumer Finance Services

                                    Three Months Ended September 30,
                              ----------------------------------------------
   (In millions)                      1997                    1996
   -------------------------------------------------------------------------
                               Revenues   Net income    Revenues  Net income
   -------------------------------------------------------------------------

   Consumer Finance Services    $447.3       $65.1       $350.4      $53.8
   ========================================================================

Earnings increased 21% to $65.1 million in the third quarter of 1997, from $53.8 million in the third quarter of 1996, reflecting strong receivables growth in all major products, largely as a result of investments made over the last year in marketing, training and systems enhancements. Net receivables reached a record $10.7 billion versus $7.7 billion a year ago. This increase reflects strong internal growth as well as the July 31, 1997 acquisition of Security Pacific Financial Services which contributed approximately $1.2 billion in receivables. The Security Pacific acquisition did not have a material impact on earnings during the third quarter, but is expected to be accretive beginning in the final quarter of 1997. Integration of the new unit has proceeded rapidly, with the conversion to the Company's proprietary systems and the closing of approximately 100 of Security Pacific's original 297 branch offices. As of September 30, 1997, the Company had 1,057 branches, making it the third largest domestic branch network in the consumer finance industry.

Net receivables increased $1.6 billion, or 18%, during the third quarter of 1997, which included the addition of receivables from Security Pacific as well as internal growth driven primarily by real estate loans generated through the Company's branch network and through the sales efforts of Primerica Financial Services (PFS) representatives.

The average yield, at 14.57%, was lower than the 1996 quarter's yield of 15.17%, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. Sales of real estate-secured ($.M.A.R.T.SM) loans sold exclusively through PFS continued at record levels during the quarter. Travelers Bank credit card outstandings were $1.163 billion at September 30, 1997, up from $832 million at September 30, 1996, as a result of strong credit card originations.

Delinquencies in excess of 60 days were 2.17% at the end of the third quarter of 1997 compared to 2.14% at the end of the second quarter of 1997 and 2.31% a year ago. The charge-off rate was 2.50% during the third quarter of 1997, lower than the 2.82% rate during the second quarter of 1997 and the 2.91% rate during the third quarter of 1996. Loan losses reflect a short-term benefit related to the Security Pacific acquisition, largely from the transition of that portfolio to the Company's charge-off policies. The acquisition also helped to increase the reserves as a percentage of net receivables to 3.05% at September 30, 1997, up from 2.91% in the second quarter of 1997 and 2.92% a year ago.


                                               As of, or for, the
                                        Three Months Ended September 30,
                                        --------------------------------
                                              1997           1996
                                        --------------------------------
     Allowance for credit losses as a %
       of net outstandings                    3.05%          2.92%

     Charge-off rate                          2.50%          2.91%

     60 + days past due on a contractual
       basis as a % of gross consumer
      finance receivables at quarter end      2.17%          2.31%

Corporate and Other

                                      Three Months Ended September 30,
                                --------------------------------------------
   (In millions)                        1997                   1996
   -------------------------------------------------------------------------
                                           Net income             Net income
                                  Revenues (expense)    Revenues   (expense)
   -------------------------------------------------------------------------

   Corporate and Other  (1)        $36.6     $16.4        $7.1      $(7.2)
   =========================================================================

(1) Revenues and net income in 1997 include reported portfolio gains of $27.0 million and $16.5 million, respectively.

The favorable variance in Corporate and Other net expense (excluding reported portfolio gains in 1997) for the third quarter of 1997 compared to the third quarter of 1996 is primarily attributable to increased earnings on a corporate investment and lower interest cost borne at the corporate level.

      Segment Results for the Nine Months Ended September 30, 1997 and 1996

The overall operating trends for the nine months ended September 30, 1997 and 1996 were substantially the same as those of the third quarter periods except as noted below.

Consumer Finance Services

                                          Nine Months Ended September 30,
                                   --------------------------------------------
(In millions)                              1997                  1996
-------------------------------------------------------------------------------
                                   Revenues   Net income  Revenues   Net income
-------------------------------------------------------------------------------

Consumer Finance Services (1)      $1,202.5     $165.9    $1,045.8     $169.8
===============================================================================

(1) Revenues and net income in 1996 include a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

During the first nine months of 1997 the average yield, at 14.55%, was lower than the 15.33% in the first nine months of 1996, mainly because of a shift in the portfolio mix toward lower risk/lower margin real estate loans. The charge-off rate at 2.74% for the first nine months of 1997 was lower than the comparable 1996 period's rate of 2.90%.

Corporate and Other

                                        Nine Months Ended September 30,
                                  ---------------------------------------------
(In millions)                              1997                  1996
-------------------------------------------------------------------------------
                                             Net income             Net income
                                   Revenues   (expense)   Revenues  (expense)
-------------------------------------------------------------------------------

Corporate and Other (1)              $53.7       $9.1       $25.2     $(20.5)
===============================================================================

(1) Revenues and net income in 1997 include reported portfolio gains of $27.0 million and $16.5 million, respectively. Revenues and net income in 1996 include a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The favorable variance in Corporate and Other net expense (excluding reported portfolio gains in 1997 and the RCM gain in 1996) for the first nine months of 1997 compared to the first nine months of 1996 is primarily attributable to increased earnings on a corporate investment and lower interest cost borne at the corporate level.

Liquidity and Capital Resources

The Company issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. The

Company may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

TRV, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, $450 million is allocated to the Company. In addition, the Company has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion of which $3.4 billion expires in 2002 and $1.0 billion expires in 1998.

The Company has unused credit availability of $4.850 billion under the revolving credit facilities referred to above.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1997, the Company would have been able to remit $561.9 million to its parent under its most restrictive covenants.

The Company completed the following long-term debt offerings in 1997 and, as of November 7, 1997 had $650 million available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements:

          o  6.45% Notes due July 1, 2002.................$300 million
          o  6.75% Notes due July 1, 2007.................$300 million
          o  6.50% Notes due August 1, 2004...............$250 million

Future Application of Accounting Standards

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

            For information concerning purported class action lawsuits filed against the Company and certain subsidiaries alleging, inter alia, that such subsidiaries charged excessive premiums on certain lines of insurance, see the descriptions that appear in the second paragraph on page 2 of the Company's Current Report on Form 8-K, dated July 13, 1994, and the fourth paragraph on page 9 of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, which descriptions are incorporated by reference herein. A copy of the pertinent paragraphs of such filings is included as an exhibit to this Form 10-Q. In May 1997, a class was certified by the U.S. District Court for the Middle District of Alabama in McCurdy v. American General Finance.

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

            On August 21, 1997, the Company filed a Current Report on Form 8-K, dated August 21, 1997, filing certain exhibits under Item 7 thereof relating to commencement of the program for the Company's Medium-Term Notes, Eighth Series, Due Nine Months or More from Date of Issue.

            No other reports on Form 8-K have been filed by the Company during the quarter ended September 30, 1997; however, on October 14, 1997, the Company filed a Current Report on Form 8-K, dated October 13, 1997, reporting under Item 5 thereof the results of operations for the three months and nine months ended September 30, 1997.

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

10.01.3     Amendment dated as of September 19, 1997 to the           Electronic
            Amended and Restated Credit Agreements dated as of June 28, 1996 and May 6, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust
            Company of New York, as Agent.

10.01.4 Five-Year Credit Agreement dated as of July 18, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (file No. 1-6594).

12.01      Computation of Ratio of Earnings to Fixed Charges.         Electronic

27.01      Financial Data Schedule.                                   Electronic

99.01       The second paragraph on page 2 of the Company's           Electronic
            Current Report on Form 8-K, dated July 13, 1994, and the fourth paragraph on page 9 of the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

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

                            Commercial Credit Company


Date:  November 12, 1997            By   /s/  Barbara A. Yastine
                                       -------------------------
                                            Barbara A. Yastine
                                         Executive Vice President
                                       (Principal Financial Officer)


Date:  November 12, 1997            By    /s/ Irwin Ettinger
                                       -------------------------
                                             Irwin Ettinger
                                        Executive Vice President
                                       (Chief Accounting Officer)

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

10.01.3     Amendment dated as of September 19, 1997 to the           Electronic
            Amended and Restated Credit Agreements dated as of June 28, 1996 and May 6, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust
            Company of New York, as Agent.

10.01.4 Five-Year Credit Agreement dated as of July 18, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (file No. 1-6594).

12.01      Computation of Ratio of Earnings to Fixed Charges.         Electronic

27.01      Financial Data Schedule.                                   Electronic

99.01       The second paragraph on page 2 of the Company's           Electronic
            Current Report on Form 8-K, dated July 13, 1994, and the fourth paragraph on page 9 of the Company's
            Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

      The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.