Form 10-K405
period 1997-12-31
COMMERCIAL CREDIT CO
filed 1998-03-24
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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

                    Documents Incorporated by Reference: None

                            COMMERCIAL CREDIT COMPANY

                           Annual Report on Form 10-K

                     For Fiscal Year Ended December 31, 1997

                         ------------------------------

                                TABLE OF CONTENTS
Form 10-K
Item Number                                                                 Page
-----------                                                                 ----

       Part I

1.     Business..............................................................  1
2      Properties............................................................  9
3.     Legal Proceedings..................................................... 10
4.     Omitted Pursuant to General Instruction I

       Part II

5.     Market for Registrant's Common Equity and
        Related Stockholder Matters.......................................... 11
6.     Selected Financial Data............................................... 12
7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................ 13
7A.    Qualitative and Quantitative Market Risk Disclosures.................. 19
8.     Financial Statements and Supplementary Data........................... 19
9.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................ 19

       Part III

10-13. Omitted Pursuant to General Instruction I

       Part IV

14.    Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K........................................................ 19
       Exhibit Index......................................................... 2
       Signatures............................................................ 2
       Index to Consolidated Financial Statements and Schedules..............F-1

                                    PART I

Item 1.  BUSINESS.

                                  THE COMPANY

            Commercial Credit Company (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in consumer finance services. (1) The Company's predecessor was founded in 1912. The Company is a wholly owned subsidiary of Travelers Group Inc. ("Travelers Group"), a diversified financial services holding company engaged, through its subsidiaries, principally in four business segments: (i) Investment Services;
(ii) Consumer Finance Services (through the Company and its subsidiaries); (iii) Property & Casualty Insurance Services; and (iv) Life Insurance Services. The periodic reports of Travelers Group provide additional business and financial information concerning that company and its consolidated subsidiaries.

            On July 31, 1997, the Company acquired Security Pacific Financial Services ("Security Pacific") from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables. The excess of the purchase price over the estimated fair value of net assets was $380 million and is being amortized over 25 years. The purchase price for the transaction was financed entirely by the Company, except for an equity contribution by Travelers Group of $520 million to the Company.

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

----------

(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed herein, including in the paragraph appearing under the table entitled "Ratio of Allowances for Losses to Consumer Finance Receivables" on page 4, in the Results of Operations section under the heading "Outlook" and in the Forward-Looking Statements section of the MD&A.

Consumer Finance

            As of December 31, 1997, the Company maintained 1,026 loan offices in 45 states, including 24 servicing centers for loans sold through the sales force of Primerica Financial Services ("PFS"), an affiliate of the Company. This includes a net increase of approximately 175 loan offices from the July 1997 acquisition of Security Pacific. The Company owns one state-chartered bank and one federally chartered savings bank, each headquartered in Newark, Delaware. Total consumer finance receivables of this segment at December 31, 1997, 1996 and 1995 were approximately $11.1 billion, $8.1 billion and $7.2 billion, respectively. For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 5 of Notes to Consolidated Financial Statements.

            Loans to consumers include both fixed and variable rate real estate-secured loans, both fixed and variable rate unsecured and partially secured personal loans and fixed rate loans to finance consumer goods purchases. Travelers Bank & Trust, fsb (formerly The Travelers Bank), a federal savings bank and a subsidiary of the Company, and The Travelers Bank USA, also a subsidiary of the Company (together, the "Banks"), provide credit card loans as discussed below. The Company's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals whogenerally have considerable consumer lending experience. The primary market for consumer loan customers consists of households with an annual income of $20,000 to $50,000. The number of active loan customers (excluding credit card customers) was approximately 1,924,000 at December 31, 1997, as compared to approximately 1,333,000 at December 31, 1996 and approximately 1,275,000 at December 31, 1995. The Company also operates an agency that performs appraisals, sells title insurance and provides other closing-related services for the Company's real estate loans.

            The $.M.A.R.T. loan(R) and $.A.F.E.(R) loan programs involve the solicitation of applications for mortgage and personal loans exclusively through the PFS sales force. At December 31, 1997, the total loans outstanding generated from this program were $2.264 billion, or approximately 21% of total loans outstanding, as compared to $1.524 billion, or approximately 19%, at December 31, 1996 and $1.258 billion, or approximately 17%, at December 31, 1995. Since early 1998, all new $.M.A.R.T. loan(R) business is being written through Travelers Bank & Trust, fsb.

            The average amount of cash advanced per real estate-secured loan made was approximately $44,700 in 1997, $35,800 in 1996 and $26,300 in 1995. The
average amount of cash advanced per personal loan made was approximately $4,400 in 1997, $4,250 in 1996 and $4,200 in 1995. The average real estate-secured loan size increased in 1997 and 1996 due to marketing initiatives that attracted customers for higher balance loans, particularly in first mortgage programs. The average annual yield for loans in 1997 was 14.58%, as compared to 15.24% in 1996 and 15.64% in 1995. The average annual yield for real estate-secured loans in 1997 was 11.73%, as compared to 12.13% in 1996 and 12.33% in 1995, and for personal loans it was 19.66% in 1997, as compared to 19.95% in 1996 and 20.23% in 1995. The average yield for real estate-secured loans has been affected by the normal run-off of older, higher yielding loans and growth in lower yielding, higher quality loans, while the average yield for personal loans has been affected by a shift in the portfolio to loans partially secured by real estate (classified as personal loans) as well as the industry trends associated with a high level of personal bankruptcies. Consumer Finance Services' average net interest margin for loans was 8.14% in 1997, 8.64% in 1996 and 8.79% in 1995.

      Delinquent Receivables and Loss Experience

            Due to the nature of the finance business, some customer delinquency and loss is unavoidable. The management of the consumer finance business attempts to control customer delinquencies through careful evaluation of each borrower's application and credit history at the time the loan is made or acquired, and appropriate collection activity. An account is considered delinquent for financial reporting purposes when a payment is more than 60 days past due, based on the original or extended terms of the contract. The delinquency and loss experience on real estate-secured loans is generally more favorable than on personal loans.

            The following table sets forth the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

Ratio of Receivables Delinquent 60 Days or More to Gross Receivables Outstanding(1)

                                     Real
                                     Estate-
                          Personal   Secured   Credit    Sales     Total
As of December 31,        Loans      Loans     Cards     Finance   Consumer
------------------        -----      -----     -----     -------   --------
   1997                    3.41%     1.61%      1.41%     2.49%     2.35%
   1996                    3.42%     1.50%      1.44%     2.27%     2.38%
   1995                    2.89%     1.42%      1.40%     2.17%     2.14%

----------
(1) The receivable balance used for these ratios is before the deduction of unearned finance charges and excludes accrued interest receivable. Receivables delinquent 60 days or more include, for all periods presented, accounts in the process of foreclosure.

            The following table sets forth the ratio of net charge-offs to average Consumer Finance Receivables. For all periods presented, the ratios shown give effect to all deferred origination costs.

        Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                                     Real
                                     Estate-
Year Ended                Personal   Secured   Credit    Sales     Total
December 31,              Loans      Loans     Cards     Finance   Consumer
------------              -----      -----     -----     -------   --------
   1997                   5.39%      0.41%      2.66%     2.86%     2.65%
   1996                   5.46%      0.50%      2.75%     3.34%     2.91%
   1995                   4.01%      0.64%      2.04%     2.46%     2.28%

            The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables:

          Ratio of Allowance For Losses to Consumer Finance Receivables

                               As of December 31,
                               ------------------
                                  1997   2.91%
                                  1996   2.97%
                                  1995   2.66%

            As a result of the Security Pacific acquisition, charge-offs in the second half of 1997 reflect a short-term benefit largely from the transition of that portfolio to the Company's charge-off policies. As a result, the Company expects the charge-off rate to increase somewhat in the first half of 1998.

Credit-Related Insurance

            American Health and Life Insurance Company ("AHL"), a subsidiary of the Company, underwrites or arranges for credit-related insurance, which is offered to customers of the consumer finance business. AHL has an A+ (superior) rating from A.M. Best Company ("A.M. Best"), whose ratings may be revised or withdrawn at any time. At a minimum, credit life insurance covers the declining balance of unpaid indebtedness. Credit disability insurance provides monthly benefits during periods of covered disability. Credit property insurance covers the loss of property given as security for loans. Other insurance products offered or arranged for by AHL primarily include auto single interest and involuntary unemployment insurance. Most of AHL's products are single premium, which premiums are earned over the related contract period.

            The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:


                  Consumer Finance Insurance Premiums Written
                                 (In millions)

                                                       Year Ended December 31,
                                                       -----------------------
                                                        1997     1996    1995
                                                        ----     ----    ----
Premiums written by AHL and its affiliates (1)
  Writings for consumer finance:
        Credit life                                      $65.4   $42.7   $41.8
        Credit disability and other                       91.0    63.1    63.6
        Credit property and other                         51.5    18.0     4.1
                                                        ------  ------  ------
            Total                                       $207.9  $123.8  $109.5
                                                        ======  ======  ======
Premiums written by other insurance companies (2)
        Credit property and other                        $26.9   $42.9   $51.6
                                                        ======  ======  ======

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

Credit Card and Other Services

            Travelers Bank & Trust, fsb ("Travelers Bank & Trust") is a federally chartered savings bank located in Newark, Delaware, which provides credit card services, including upper market gold credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations). Travelers Bank & Trust was granted a federal savings bank charter on November 25, 1997, upon conversion of The Travelers Bank, a Delaware state-chartered bank. The Travelers Bank USA is a state-chartered bank located in Newark, Delaware, which also provides credit card services and loans to finance consumer goods purchases. Although the Banks have historically limited their activities to credit card operations, since early 1998, all new $.M.A.R.T. loan(R) business is being written through Travelers Bank & Trust.

            The following table sets forth aggregate information regarding credit cards issued by the Banks.

                  Credit Cardholders and Total Outstandings
                             (Dollars in millions)

                                     As of, or for the year ended, December 31,
                                     ------------------------------------------
                                         1997          1996         1995
                                         ----          ----         ----
Approximate total credit cardholders    984,000       791,000      753,000
Approximate gold credit cardholders     792,000       642,000      615,000
Total outstandings                     $1,164.6        $907.1       $761.8
Average annual yield                      10.81%        11.82%       12.51%

            The decrease in the average annual yield in 1997 and 1996 primarily resulted from the offering of promotional rates in both years to encourage the transfer of credit card balances to the Banks. The primary market for the Banks' credit cards consists of households with annual incomes of $40,000 and above.

            The Banks offer deposit-taking services (which as to The Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1997, deposits of unaffiliated entities were $45.0 million, as compared to $81.9 million at December 31, 1996 and $97.9 million at December 31, 1995.

            In March 1998, the Banks entered into a securitized transaction pursuant to which they transferred approximately $356.5 million of their credit card receivables to an affiliated special purpose corporation, which transferred such receivables to a trust. The trust sold to the public $227.5 million of securities securitized by such receivables.

Competition

            The consumer finance business competes with banks, savings and loan associations, credit unions, credit card issuers and other consumer finance companies. Additionally, substantial national financial services networks have been formed by major brokerage firms, insurance companies, retailers and bank holding companies. Some competitors have substantial local market positions; others are part of large, diversified organizations. Deregulation of banking institutions has greatly expanded the consumer lending products permitted to be offered by these institutions, and because of their long-standing insured deposit base, many of them are able to offer financial services on very competitive terms. The Company believes that it is able to compete effectively with such institutions. In particular, the Company believes that the diversity and features of the products it offers, personal service, and cultivation of repeat and referral business support and strengthen its competitive position in its consumer finance businesses.

Regulation

            Most consumer finance activities are subject to extensive federal and state regulation, including examination and review by state authorities of consumer finance offices. Personal loan, real estate-secured loan and sales finance laws generally require licensing of the lender, limitations on the amount, duration and charges for various categories of loans, adequate disclosure of certain contract terms and limitations on certain collection practices and creditor remedies. Federal consumer credit statutes primarily require disclosure of credit terms in consumer finance transactions. The Travelers Bank USA, a credit card bank, must undergo periodic examination by the Delaware State Bank Commissioner and the Federal Deposit Insurance Corporation. Travelers Bank & Trust is subject to regulation and examination by the Office of Thrift Supervision. The Banks are subject to additional regulations relating to capitalization, leverage, reporting, dividends and permitted asset and liability products. The Banks are also subject to the Community Reinvestment Act, which assesses the records of the Banks in helping to meet the credit needs in the delineated community of the Banks, including low and moderate income neighborhoods, consistent with a safe and sound banking operation. In addition, a number of federal and state consumer protection laws and regulations are applicable to the Banks including the Truth in Lending Act, which requires disclosure to the consumer of the cost of credit and governs billing dispute resolution, the Equal Credit Opportunity Act, which prohibits discrimination in any aspect of a credit transaction based on race, color, national origin, gender, marital status, age, income from public assistance programs or exercise of rights under the Consumer Protection Act, and the Fair Credit Reporting Act, which is aimed at ensuring the accuracy and fairness of the mechanism by which consumer credit and other information about consumers is assembled and evaluated. Travelers Bank & Trust is also covered by the Home Mortgage Disclosure Act, which requires disclosure of customer demographics, including race, gender and age. The Banks are also subject to certain regulatory restrictions relating to transactions with affiliates.

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

            Proposed legislation has been introduced in Congress that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks. The potential impact of such legislation on the Company's consumer finance businesses cannot be predicted at this time.

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

            At December 31, 1997, the Company had approximately 6,400 full-time employees. The Company also employs part-time employees.

                               OTHER INFORMATION

Source of Funds

            For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see Item 7, "Management's Discussion and Analysis of Financial

Condition and Results of Operations - Liquidity and Capital Resources," and Note 6 of Notes to Consolidated Financial Statements.

            The following table sets forth information concerning annual weighted average interest rates on the Company's borrowed funds:

                     Annual Weighted Average Interest Rates

                                           Years ended December 31,
                                           ------------------------
                                           1997     1996      1995
                                           ----     ----      ----
      Savings accounts, certificates and
       deposits                            5.1%      5.9%     6.4%
      Short-term borrowings(1)             5.6%      5.4%     6.0%
      Long-term borrowings(2)              7.1%      7.3%     7.7%
      Total borrowings                     6.6%      6.9%     7.2%

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

Item 3. LEGAL PROCEEDINGS.

            This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject. Certain other pending matters previously reported by the Company are no longer required to be disclosed herein.

            A number of cases have been filed against several consumer finance companies relating to charges for various forms of insurance and for refinancing of loans. The Company and some of its subsidiaries have been named as defendants in these cases and intend to vigorously defend against the claims asserted by plaintiffs.

            In June 1994, a putative class action lawsuit, entitled Princess Nobels, et al., v. Associates Corporation of North America, was filed against the Alabama subsidiary of the Company in the U.S. District Court for the Middle District of Alabama involving the claim that charges for non-filing insurance are violative of the Truth in Lending Act and constitute a violation of the Racketeer Influenced and Corrupt Organization Act. A class was certified only for the State of Alabama in April 1996, but has subsequently been de-certified, with the class certification issue to be revisited at a hearing presently set for April 1998. In May 1996, an additional class action entitled Keckler v. Commercial Credit Corporation was filed in the U.S. District Court for the Northern District of Florida with similar allegations to the Nobels case. In February 1997, Keckler was transferred to the Middle District of Alabama pursuant to a multi-district litigation plan and was consolidated for pre-trial purposes with Nobels. Keckler sought a nationwide class action with regard to the charges for non-filing insurance by all of the Company's subsidiaries other than those in Alabama. In November 1997, the plaintiffs in Nobels moved to amend the complaint to embrace a nationwide class, which is essentially duplicative of the class described in Keckler.

            Beginning in June 1994, a number of putative class actions have been filed against the Alabama subsidiary of the Company alleging the charging of excessive premiums on credit life insurance. These cases, which are essentially duplicative of each other, are: Lawrence v. Commercial Credit Corporation, et al., filed in the Circuit Court of Jefferson County, Alabama in June 1994; Royster v. Commercial Credit Corporation, et al., filed in the Circuit Court of Walker County, Alabama in September 1995; Hughes v. Commercial Credit Corporation, filed in the Circuit Court of Calhoun County, Alabama in July 1996; and Smith v. Commercial Credit Corporation, filed in the Circuit Court of Walker County, Alabama in December 1996. In December 1996, a settlement class was conditionally certified in the Hughes case. However, several recent decisions of the Alabama Supreme Court cast questions on whether that Court had jurisdiction to entertain the settlement in Hughes. In the event that it is determined that the Court in Hughes did not have jurisdiction, the Lawrence class action will proceed.

            In October 1995, a class action entitled McCurdy v. American General Finance was filed in the US. District Court for the Middle District of Alabama on behalf of borrowers who purchased credit property insurance from the Alabama subsidiary of the Company with allegations similar to those in the above-referenced credit life cases. In May 1997, a class of Alabama purchasers of such insurance between 1993 and 1996 was certified.

            Since January 1997, the Alabama subsidiary of the Company has been the subject of two separate purported class actions alleging fraud and suppression of facts which defendant had a duty to disclose in connection with the refinancing of loans or the supposed practice of "flipping" loans. Those cases are: Bridges v. Commercial Credit Corporation, filed in the Circuit Court of Marengo County, Alabama in January 1997; and Daniel, et al. v. Commercial Credit Corporation, filed in the Circuit Court of Marengo County, Alabama in September 1997. The Bridges case has been stayed by an Order compelling arbitration in January 1998, and only the Daniel case remains. In January 1998, the Alabama Court of Civil Appeals issued a decision which casts doubt on the viability of the plaintiff's theory of liability in these cases.

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

ITEM 6. SELECTED FINANCIAL DATA

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                     FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                               (In millions of dollars)

Year Ended December 31, (1)     1997        1996        1995         1994        1993
---------------------------  -----------  ---------  -----------   ----------  ----------
Total revenues (2)            $1,741.1     $1,441.1  $1,392.4       $1,598.0   $1,580.3

Income before cumulative
effect of accounting
changes (3)                     $240.1       $195.8    $219.9         $221.9     $291.8

Net income (3),(4)              $240.1       $195.8    $219.9         $221.9     $286.0

December 31,
------------
Total assets                 $13,058.7     $9,359.6  $8,634.5       $8,226.8   $8,893.7
Total debt                   $10,228.9     $7,333.9  $6,692.5       $6,388.1   $6,232.6

----------
(1) The results of Security Pacific Financial Services are included only from July 31, 1997, the date of acquisition (see Note 2 of Notes to Consolidated Financial Statements).

(2) On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company
      (Gulf), and accordingly results of operations subsequent to 1994 do not include Gulf's results.

(3) Included in 1993 results are $34.9 million of equity in the income of The Travelers Corporation (old Travelers) and after-tax investment portfolio gains of $30.3 million.

(4) Cumulative effect of accounting changes in 1993 represent a change in accounting for postretirement benefits other than pensions and a change in accounting for postemployment benefits.

ITEM 7.        MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                               and RESULTS of OPERATIONS

Consolidated Results of Operations

                                                Year Ended December 31,
                                          -------------------------------------
($ in millions)                              1997         1996         1995
-------------------------------------------------------------------------------
Total revenues                            $1,741.1     $1,441.1     $1,392.4
                                          ===========  ===========  ===========
Net income                                  $240.1       $195.8       $219.9
                                          ===========  ===========  ===========

Results of Operations

The net income of Commercial Credit Company (the Company) for the year ended December 31, 1997 was $240.1 million compared to $195.8 million in 1996 and $219.9 million in 1995. Total revenues for the year ended December 31, 1997 were $1,741.1 million compared to $1,441.1 in 1996 and $1,392.4 million in 1995.

On July 31, 1997, the Company acquired Security Pacific Financial Services (Security Pacific) from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $380.2 million and is being amortized over 25 years. The purchase price for the transaction was financed primarily by the Company and by an equity contribution by Travelers Group of $520 million to the Company. This acquisition has been accounted for as a purchase and accordingly the results of operations for Security Pacific are included with those of the Company since its date of acquisition.

The following discussion presents in more detail each segment's performance.

Consumer Finance Services

                                               Year Ended December 31,
                              ----------------------------------------------------------
                                     1997                1996               1995
----------------------------------------------------------------------------------------
                                           Net                Net                Net
($ in millions)                Revenues   Income  Revenues   Income  Revenues   Income
----------------------------------------------------------------------------------------
Consumer Finance Services (1)  $1,684.7   $235.7  $1,408.9   $221.8  $1,351.3   $245.2
========================================================================================

(1) Revenues and net income in 1996 include a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

Consumer finance earnings were $235.7 million in 1997 compared to $221.8 million in 1996 and $245.2 million in 1995. The 6% increase in 1997 reflects strong receivables growth in all major products, largely as a result of investments made over the last year in marketing, training and systems enhancements. Net receivables at December 31, 1997 reached a record $11.05 billion (which excludes $186.0 million in credit card receivables held for securitization) compared to $8.07 billion at year-end 1996 and $7.24 billion at year end 1995. The receivables increase in 1997 reflects strong internal growth as well as the July 31, 1997 acquisition of Security Pacific. Security Pacific contributed approximately $1.2 billion in receivables growth while internal sources generated the remainder, which grew 22% over year-end 1996 levels. The internal growth during 1997 was led by the Primerica Financial Services (PFS) generated portfolio, which grew 49% to $2.3 billion for the year, as well as credit card outstandings, which grew 28% or $257.5 million to $1.16 billion. (Including the receivables held for securitization, credit card growth was $443.5 million, or 49%.) Receivables originated in the branch system during 1997 grew 14%, excluding the impact of Security Pacific.

Despite strong growth in receivables during the second half of 1996, net income in 1996 was lower than 1995, as expected, driven by a higher provision for loan losses reflecting industry trends associated with personal bankruptcies. The growth in Consumer finance receivables in 1996 occurred primarily in real estate loan and personal loan products generated by the Company's branch office network and through PFS.

While total interest margin has increased in 1997 from the 1996 and 1995 periods due to the increase in the portfolio, average net interest margin declined 50 basis points in 1997 to 8.14% and declined 15 basis points in 1996 to 8.64% from 8.79% in 1995, reflecting a decline in the average yield to 14.58% in 1997 and 15.24% in 1996. These declines were partially offset by a decrease in cost of funds over the period. The decline in average yield has resulted from a shift in the portfolio mix towards lower yielding higher quality real estate loans, particularly first mortgage loans, as well as credit cards.

Consumer Finance borrows from the corporate treasury operations of the Company, which raises funds externally. For fixed rate loan products, Consumer Finance is charged agreed-upon rates that generally have been set within a narrow range and approximated 6.55% in 1997 and 6.75% in 1996 and 6.95% in 1995. For variable rate loan products, Consumer Finance is charged rates based on prevailing short-term rates. The Company's actual cost of funds may be higher or lower than rates charged to Consumer Finance, with the difference reflected in the Corporate and Other segment.

Delinquencies in excess of 60 days were 2.35% as of December 31, 1997 compared to 2.38% at year end 1996 and 2.14% at year end 1995. The charge off-rate of 2.65% in 1997 was down from the 2.91% rate in 1996 and higher than the 2.28% rate in 1995. As a result of the Security Pacific acquisition, charge-offs in the second half of 1997 reflect a short-term benefit largely from the transition of that portfolio to the Company's charge-off policies. As a result, the Company expects the charge-off rate to increase somewhat in the first half of 1998.

The allowance for credit losses as a percentage of net outstandings was 2.91% at year-end 1997 compared to 2.97% at year-end 1996 and 2.66% at year-end 1995.

Integration of Security Pacific has proceeded rapidly, with the conversion to the Company's proprietary systems and the addition of approximately 175 Security Pacific branch offices. As of December 31, 1997, the Company had 1,026 branches, making it the third largest domestic branch network in the consumer finance industry.

                                                            As of, or for the
                                                        Year Ended, December 31,
                                                      --------------------------
                                                        1997     1996       1995
                                                      --------------------------
Allowance for credit losses as a % of net
  outstandings                                         2.91%     2.97%     2.66%
Charge-off rate for the year                           2.65%     2.91%     2.28%
60 + days past due on a contractual basis
  as a % of gross consumer finance
  receivables at year end                              2.35%     2.38%     2.14%

Insurance subsidiaries of the Company provide credit life, health and property insurance to Consumer Finance customers. Premiums earned were $173.6 million in 1997, $152.4 million in 1996 and $135.8 million in 1995. The increase in premiums year-over-year is the result of growth in underlying receivables and expanded availability of certain products in additional states.

Asset Quality -- Consumer Finance assets totaled approximately $12.7 billion at December 31, 1997, of which $10.8 billion, or 85%, represented the net consumer finance receivables (after accrued interest and the allowance for credit losses). These receivables were predominantly residential real estate secured loans and personal loans. Receivable quality depends on the likelihood of repayment. The Company seeks to reduce its risks by focusing on individual lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. In response to the high level of personal bankruptcies in the unsecured market, the Company has shifted its portfolio mix toward higher quality real estate loans, particularly first mortgage loans. The Company has a geographically diverse portfolio as described in Note 5 of Notes to Consolidated Financial Statements. The Company believes that its loss reserves on the consumer finance receivables are appropriate given current circumstances.

Of the remaining Consumer Finance assets, approximately $915 million were investments of insurance subsidiaries, including $748 million of fixed income securities and $93 million of short-term investments with a weighted average quality rating of A1.

Outlook -- The Consumer Finance results over the last several years have been influenced by a higher level of loan losses, as a result of a higher level of personal bankruptcies. Consumer Finance is also affected by the interest rate environment and general economic conditions. The lower interest rate environment has resulted in modest downward pressure on interest rates charged on new receivables secured by real estate and credit cards. For the Company overall, however, these trends would be offset by the lower costs of funds. From time to time low interest rates combined with aggressive competitor pricing may increase the likelihood of prepayments of mortgage loans. This impact has been mitigated by a number of programs instituted by the Company including those designed to attract first mortgage business.

Corporate and Other

                                             Year Ended December 31,
                          ---------------------------------------------------------------
                                  1997                1996                 1995
                          ---------------------------------------------------------------
                                       Net                  Net                  Net
                                      Income              Income                Income
($ in millions)           Revenues  (Expense)  Revenues  (Expense)  Revenues  (Expense)
-----------------------------------------------------------------------------------------
Corporate and Other (1)     $56.4       $4.4     $32.2     $(26.0)   $41.1      $(25.3)
=========================================================================================

(1) Revenues and net income in 1997 include reported portfolio gains of $27.0 million and $16.5 million, respectively. Revenues and net income in 1996 include a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The favorable variance in Corporate and Other net expense (excluding reported portfolio gains in 1997 and the RCM gain in 1996) in 1997 compared to 1996 is primarily attributable to increased earnings on a corporate investment and lower interest cost borne at the corporate level.

The increase in Corporate and Other net expense (before the gain on disposition of RCM) in 1996 compared to 1995 is primarily attributable to increases in interest costs borne at the corporate level.

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

Travelers Group, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Travelers Group, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, $450 million is allocated to the Company. In addition, the Company has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion of which $3.4 billion expires in 2002 and $1.0 billion expires in July 1998.

The Company has unused credit availablity of $4.850 billion under the revolving credit facilities referred to above.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At December 31, 1997, the Company would have been able to remit $567.3 million to its parent under its most restrictive covenants.

During 1997 and through March 6, 1998 the Company completed the following long-term debt offerings, leaving $2.350 billion available for debt offerings and $400 million available for trust preferred security offerings under its shelf registration statements.

  o 6.45% Notes due July 1, 2002......................$300 million
  o 6.75% Notes due July 1, 2007......................$300 million
  o 6.50% Notes due August 1, 2004....................$250 million
  o 6.25% Notes due January 1, 2008...................$300 million

In March 1998, Travelers Bank & Trust, fsb (formerly The Travelers Bank), a subsidiary of the Company, and The Travelers Bank USA, also a subsidiary of the Company, entered into a securitized transaction pursuant to which they transferred approximately $356.5 million of their credit card receivables to an affiliated special purpose corporation which transferred such receivables to a trust. The trust sold to the public $227.5 million of securities securitized by such receivables.

Future Application of Accounting Standards

See Note 1 of Notes to Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Year 2000 Date Conversion

In 1996, the Company began the process of identifying, evaluating and implementing changes to computer programs and equipment necessary to address the year 2000 issue. This issue involves the ability of computer systems and equipment that have time-sensitive programs to properly recognize the year 2000. The inability to do so could result in major failures or miscalculations. The Company is currently addressing its internal year 2000 issue with modifications to existing programs and conversions to new programs and expects to bring all of its business systems into year 2000 compliance by early 1999. The total pre-tax cost associated with the required modifications and conversions is expected to be $5 million to $7 million and is being expensed as incurred in the period 1996 through 1999. The Company is also communicating with customers, financial institutions, vendors and others with which it conducts business to identify and resolve year 2000 issues. While it is likely that these efforts will be successful, if necessary modifications and conversions are not completed in a timely manner, the year 2000 issue could have a material adverse effect on certain operations of the Company.

Forward-Looking Statements

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. In particular, the information appearing in the Results of Operations section under the heading "Outlook" for the Company's consumer finance business segment is forward-looking. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, interest rates, and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. Readers also are directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 7a. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES

            Not applicable

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


                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

            (a) Documents filed as a part of the report:

            (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (3)   Exhibits:

                 See Exhibit Index.

            (b) Reports on Form 8-K:

      On October 14, 1997, the Company filed a Current Report on Form 8-K dated October 13, 1997, reporting under Item 5 thereof the results of its operations for the three months and nine months ended September 30, 1997.

      No other reports on Form 8-K have been filed by the Company during the last quarter of the period covered by this report; however, on January 7, 1998, the Company filed a Current Report on Form 8-K dated January 5, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/4% Notes due January 1, 2008, and on January 27, 1998, the Company filed a Current Report on Form 8-K dated January 26, 1998, reporting under Item 5 thereof the results of its operations for the three months and year ended December 31, 1997.

                                 EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
------      ----------------------

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

10.01.3 Amendment dated as of September 19, 1997 to the Amended and Restated Credit Agreement dated as of May 6, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1997 (File No. 1-6594).

Exhibit
Number      Description of Exhibit
------      ----------------------

10.02 Five-Year Credit Agreement dated as of July 18, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-6594).

12.01+      Computation of Ratio of Earnings to Fixed Charges.

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01+      Consent of KPMG Peat Marwick LLP, Independent Certified Public
            Accountants.

27.01+      Financial Data Schedule.

----------
+  Filed herewith.

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

                                     SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of March, 1998.

                                     COMMERCIAL CREDIT COMPANY
                                     (Registrant)

                                     By:  /s/ Robert B. Willumstad
                                          ---------------------------------
                                          Robert B. Willumstad, Chairman of
                                          the Board and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of March, 1998.

            SIGNATURE                  TITLE
            ---------                  -----


     /s/ Robert B. Willumstad
-----------------------------------    Chairman of the Board, Chief Executive
      Robert B. Willumstad               Officer (Principal Executive Officer)
                                         and Director

     /s/ Barbara A. Yastine
-----------------------------------    Executive Vice President--Finance and
       Barbara A. Yastine                Insurance  and  Chief Financial Officer
                                         (Principal Financial Officer)

        /s/ Irwin Ettinger
-----------------------------------    Executive Vice President, Chief
         Irwin Ettinger                  Accounting Officer (Principal
                                         Accounting Officer) and Director

         /s/ James Dimon
-----------------------------------    Director
           James Dimon


       /s/ Robert I. Lipp
-----------------------------------    Director
         Robert I. Lipp

                      COMMERCIAL CREDIT COMPANY and SUBSIDIARIES

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*

--------------------------------------------------------------------------------

                                                                     Page
                                                                    Herein
                                                                    ------

Independent Auditors' Report                                          F-2

Consolidated Statement of Income for the years ended
December 31, 1997, 1996 and 1995                                      F-3

Consolidated Statement of Financial Position at
December 31, 1997 and 1996                                            F-4

Consolidated Statement of Changes in Stockholder's
Equity for the years ended December 31, 1997, 1996 and 1995           F-5

Consolidated Statement of Cash Flows for the years ended
December 31, 1997, 1996 and 1995                                      F-6


Notes to Consolidated Financial Statements                        F-7 - F-25

Schedules:

   Schedule I - Condensed Financial Information of
   Registrant (Parent Company only)                               F-26 - F-28


* Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                     [Letterhead of KPMG Peat Marwick LLP]

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Credit Company and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG Peat Marwick LLP
Baltimore, Maryland
January 26, 1998

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                        Consolidated Statement of Income
                            (In millions of dollars)

Year Ended December 31,                          1997        1996        1995
--------------------------------------------------------------------------------
REVENUES
Finance related interest and other charges      $1,404.1    $1,163.2    $1,119.2
Insurance premiums                                 173.6       152.4       135.8
Interest and dividends                              71.7        54.7        49.9
Other income                                        91.7        70.8        87.5
--------------------------------------------------------------------------------
  Total revenues                                 1,741.1     1,441.1     1,392.4
--------------------------------------------------------------------------------
EXPENSES
Interest                                           574.1       475.5       463.5
Policyholder benefits and claims                    61.2        49.5        50.0
Insurance underwriting, acquisition and
  operating                                         26.6        27.9        26.7
Non-insurance compensation and benefits            164.7       133.5       148.0
Provision for consumer finance credit losses       277.1       260.0       171.0
Other operating                                    267.6       197.7       199.2
--------------------------------------------------------------------------------
   Total expenses                                1,371.3     1,144.1     1,058.4
--------------------------------------------------------------------------------
Income before income taxes                         369.8       297.0       334.0
Provision for income taxes                         129.7       101.2       114.1
--------------------------------------------------------------------------------
Net income                                      $  240.1    $  195.8    $  219.9
================================================================================

See Notes to Consolidated Financial Statements.

                       COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                      Consolidated Statement of Financial Position
                                (In millions of dollars)


                                                                   1997        1996
--------------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                       $    18.4     $   11.4
Investments:
   Fixed maturities:
     Available for sale, at market value                            926.8        809.1
   Equity securities at market value (cost $71.8 and $45.6)          74.4         46.4
   Short-term and other                                              92.7         76.9
--------------------------------------------------------------------------------------
  Total investments                                               1,093.9        932.4
--------------------------------------------------------------------------------------
Consumer finance receivables                                     11,137.0      8,123.8
Allowance for losses                                               (321.4)      (239.3)
--------------------------------------------------------------------------------------
  Net consumer finance receivables                               10,815.6      7,884.5
Other receivables                                                   384.5        123.0
Deferred policy acquisition costs                                     4.2          9.3
Cost of acquired businesses in excess of net assets                 476.8        106.6
Other assets                                                        265.3        292.4
--------------------------------------------------------------------------------------
Total assets                                                    $13,058.7     $9,359.6
--------------------------------------------------------------------------------------
LIABILITIES
Certificates of deposit                                         $    57.3     $  102.3
Short-term borrowings                                             3,871.6      1,481.6
Long-term debt                                                    6,300.0      5,750.0
--------------------------------------------------------------------------------------
  Total debt                                                     10,228.9      7,333.9
Insurance policy and claims reserves                                452.3        402.9
Accounts payable and other liabilities                              523.1        348.3
--------------------------------------------------------------------------------------
  Total liabilities                                              11,204.3      8,085.1
--------------------------------------------------------------------------------------
STOCKHOLDER'S EQUITY
Common stock ($.01 par value; authorized shares: 1,000; share
  issued: 1)                                                          --           --
Additional paid-in capital                                          685.1        164.1
Retained earnings                                                 1,157.5      1,115.2
Unrealized gain (loss) on investment securities and other, net       11.8         (4.8)
--------------------------------------------------------------------------------------
  Total stockholder's equity                                      1,854.4      1,274.5
--------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                      $13,058.7     $9,359.6
======================================================================================

See Notes to Consolidated Financial Statements.

                    COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
             Consolidated Statement of Changes in Stockholder's Equity
                             (In millions of dollars)

Year ended December 31,                                  1997       1996       1995
-------------------------------------------------------------------------------------
COMMON STOCK
-------------------------------------------------------------------------------------
Balance, beginning and end of year                      $    --   $    --    $   --
-------------------------------------------------------------------------------------
ADDITIONAL PAID-IN CAPITAL
Balance, beginning of year                                 164.1     163.5      163.5
Capital contribution                                       521.0        .6       --
-------------------------------------------------------------------------------------
Balance, end of year                                       685.1     164.1      163.5
-------------------------------------------------------------------------------------
RETAINED EARNINGS
Balance, beginning of year                               1,115.2     984.4      974.5
Net income                                                 240.1     195.8      219.9
Cash dividends                                            (197.8)    (65.0)    (210.0)
-------------------------------------------------------------------------------------
Balance, end of year                                     1,157.5   1,115.2      984.4
-------------------------------------------------------------------------------------
UNREALIZED GAIN (LOSS) ON INVESTMENT SECURITIES AND
 OTHER, NET
Balance, beginning of year                                  (4.8)     15.0      (25.6)
Net change in unrealized gains and (losses)
  on investment securities                                  16.6     (19.8)      40.6
-------------------------------------------------------------------------------------
Balance, end of year                                        11.8      (4.8)      15.0
-------------------------------------------------------------------------------------
TOTAL STOCKHOLDER'S EQUITY                              $1,854.4  $1,274.5   $1,162.9
=====================================================================================

See Notes to Consolidated Financial Statements.

                    COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                             (In millions of dollars)

Year ended December 31,                             1997        1996        1995
------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                        $   240.l   $   195.8   $   219.9
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Amortization of deferred policy acquisition
       costs and value of insurance in force            5.1         6.9         7.9
     Additions to deferred policy acquisition
      costs                                             --         (0.1)       (5.7)
     Deferred tax provision                           (10.5)      (10.1)      (14.6)
     Provision for consumer finance credit
      losses                                          277.1       260.0       171.0
     Undistributed equity earnings                     (0.8)       (0.8)       (1.3)
     Changes in insurance policy and claims
      reserves                                         49.4        10.1         6.3
     Changes in other assets and liabilities,
      net                                              44.6       105.0       123.8
     Other, net                                       (46.9)       (6.3)        5.1
------------------------------------------------------------------------------------
  Net cash provided by operating activities           558.1       560.5       512.4
------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Net change in credit card receivables                (484.8)     (172.1)      (66.0)
Loans originated or purchased                      (4,981.4)   (3,410.0)   (2,748.0)
Loans repaid or sold                                3,208.0     2,534.4     2,245.2
Purchases of investments                             (298.4)     (533.1)     (434.2)
Proceeds from sales of investments                    167.0       441.7       359.2
Proceeds from maturities of investments                 1.3         8.7         7.0
Business acquisitions                              (1,617.6)      (11.7)        --
Business divestments                                    --         23.0         --
Other, net                                            237.6        36.1        36.5
-------------------------------------------------------------------------------------
  Net cash (used in) investing activities          (3,768.3)   (1,083.0)     (600.3)
-------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Dividends paid                                       (197.8)      (65.0)     (210.0)
Capital contribution                                  520.0         --          --
Issuance of long-term debt                            900.0     1,000.0     2,000.0
Payments and redemptions of long-term debt           (350.0)     (450.0)     (810.0)
Net change in short-term borrowings                 2,390.0        87.4      (910.4)
Net change in certificates of deposit                 (45.0)      (68.6)       24.8
-------------------------------------------------------------------------------------
  Net cash provided by (used in) financing
   activities                                       3,217.2       503.8        94.4
-------------------------------------------------------------------------------------
Change in cash and cash equivalents                     7.0       (18.7)        6.5
Cash and cash equivalents at beginning of
  period                                               11.4        30.1        23.6
-------------------------------------------------------------------------------------
Cash and cash equivalents at end of period        $    18.4    $   11.4    $   30.1
=====================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
Cash paid during the period for interest           $  556.1     $ 467.7     $ 441.2
Cash paid during the period for income taxes       $  153.3     $ 121.3     $ 125.6
=====================================================================================

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

      Unconsolidated entities in which the Company has at least a 20% interest are accounted for on the equity method. Significant intercompany transactions and balances have been eliminated.

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

      Changes in Accounting Principles

      FAS 121. Effective January 1, 1996 the Company adopted Statement of Financial Accounting Standards (FAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. This statement requires a write down to fair value when long-lived assets to be held and used are impaired. This statement also requires that long-lived assets to be disposed of (e.g. real estate held for sale) are carried at the lower of cost or fair value less cost to sell, and does not allow such assets to be depreciated. The adoption of this standard did not have a material impact on the Company's financial condition, results of operations or liquidity.

      FAS 125. In June 1996, the Financial Accounting Standards Board (FASB) issued FAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." FAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. These standards are based on consistent application of a financial components approach that focuses on control. Under that approach, after a transfer of financial assets, an entity recognizes the financial assets when control has been surrended, and derecognizes liabilities when extinguished. FAS No. 125 provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, the FASB issued FAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" which delays until January 1, 1998 the effective date for certain provisions. Earlier or retroactive application is not permitted. The adoption of the provisions of this statement effective January 1, 1997 did not have a material impact on results of operations, financial condition or liquidity. The adoption of the provisions of FAS No. 127 effective January 1, 1998 will not have a material impact on results of operations, financial condition or liquidity.

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

      THE COST OF ACQUIRED BUSINESSES IN EXCESS OF NET ASSETS (goodwill) is being amortized on a straight-line basis principally over a 25-year period. The carrying amount is regularly reviewed for indicators of impairment in value that in the view of management are other than temporary. Impairments would be recognized in operating results if a permanent diminution in value is deemed to have occurred.

      INCOME TAXES. The Company and its wholly owned domestic non-life insurance subsidiaries file a consolidated federal income tax return with TRV. A life insurance subsidiary files a separate federal income tax return. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes.

      Income taxes are not provided for on the Company's life insurance subsidiary's retained earnings designated as "policyholders' surplus," because such taxes will become payable only to the extent such retained earnings are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this portion of the life insurance company's retained earnings, which aggregated $39.5 million (subject to a tax effect of $13.8 million) at December 31, 1997.

      STOCK-BASED COMPENSATION. The Company along with affiliated companies participates in stock option and other stock-based incentive plans sponsored by TRV. The Company has elected to continue to account for its stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25) and has included in the Notes to Consolidated Financial Statements the pro forma disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation." (See Note 10).

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

      Future Application of Accounting Standards

      In June 1997, the FASB issued No. 130, "Reporting Comprehensive Income" (FAS No. 130). FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other comprehensive income, although FAS No. 130 does not require the use of the terms comprehensive income or other comprehensive income. The accumulated balance of other comprehensive income is required to be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company anticipates that the adoption of FAS No. 130 will result primarily in reporting unrealized gains and losses on investments held by the insurance subsidiaries in debt and equity securities in comprehensive income.

      In June 1997, the FASB also issued FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This statement supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS No. 131 requires that all public enterprises report financial and descriptive information about their reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This statement is effective for fiscal years beginning after December 15, 1997. The Company's reportable operating segments are not expected to change as a result of the adoption of FAS No. 131.

2. Business Acquisition

      On July 31, 1997, the Company acquired Security Pacific Financial Services (Security Pacific) from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $380.2 million and is being amortized over 25 years. The purchase price for the transaction was financed entirely by the Company, except for an equity contribution by TRV of $520 million to the Company. This acquisition has been accounted for as a purchase and accordingly the results of operations for Security Pacific are included with those of the Company since its date of acquisition.

3. Business Segment Information

      The Company, through its subsidiaries, is primarily engaged in the following businesses: Consumer Finance Services and Corporate and Other:

     (millions)

                                      1997          1996          1995
                                   ---------     ---------     ---------
      REVENUES
      Consumer Finance Services    $ 1,684.7     $ 1,408.9     $ 1,351.3
      Corporate and Other               56.4          32.2          41.1
                                   ---------     ---------     ---------
                                   $ 1,741.1     $ 1,441.1     $ 1,392.4
                                   =========     =========     =========

      INCOME BEFORE INCOME TAXES
      Consumer Finance Services    $   364.9     $   340.5     $   376.2
      Corporate and Other                4.9         (43.5)        (42.2)
                                   ---------     ---------     ---------
                                   $   369.8     $   297.0     $   334.0
                                   =========     =========     =========
      NET INCOME
      Consumer Finance Services    $   235.7     $   221.8     $   245.2
      Corporate and Other                4.4         (26.0)        (25.3)
                                   ---------     ---------     ---------
                                   $   240.1     $   195.8     $   219.9
                                   =========     =========     =========
      IDENTIFIABLE ASSETS
      Consumer Finance Services    $12,671.3     $ 8,951.8     $ 8,110.4
      Corporate and Other              387.4         407.8         524.1
                                   ---------     ---------     ---------
                                   $13,058.7     $ 9,359.6     $ 8,634.5
                                   =========     =========     =========

      The Consumer Finance Services segment includes consumer lending (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing) and credit cards. Also included in this segment are credit-related insurance services provided through American Health and Life Insurance Company (AHL) and its affiliates.

      Corporate and Other consists of corporate staff and treasury operations, a hotel investment through its date of sale, the Company's investment in TRV's securities and certain corporate income and expenses that have not been allocated to the operating subsidiaries. Also included in the segment is the non-affiliated insurance business of AHL.

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

      The amortized cost and estimated market values of investments in fixed maturities classified as available for sale were as follows:

                                           -------------------------------------
                                                      Gross Unrealized
                                           Amortized  ----------------  Market
      December 31, 1997                       Cost     Gains    Losses   Value
      -----------------                    -------------------------------------
      (millions)
      Mortgage-backed securities-principally
        obligations of U.S. Government
        agencies                               $236.9   $  3.1  $ (0.7) $239.3
      U.S. Treasury securities and
        obligations of U.S. Government
        corporations and agencies               153.1      6.8    (0.2)  159.7
      Obligations of states and political
        subdivisions                             58.5      2.8      --    61.3
      Debt securities issued by foreign
        governments                              14.8      0.2      --    15.0
      Corporate securities                      447.4      4.2    (0.1)  451.5
                                               -------------------------------
         Total                                 $910.7   $ 17.1  $ (1.0) $926.8
                                               ===============================


                                           -------------------------------------
                                                      Gross Unrealized
                                           Amortized  ----------------  Market
      December 31, 1996                       Cost     Gains    Losses   Value
      -----------------                    -------------------------------------

      (millions)
      Mortgage-backed securities-principally
        obligations of U.S. Government
        agencies                             $201.2   $  0.7  $ (3.7)  $198.2
       U.S. Treasury securities and
         obligations of U.S. Government
         corporations and agencies            158.2      0.3    (4.5)   154.0
       Obligations of states and political
         subdivisions                          50.4      0.8    (0.3)    50.9
       Debt securities issued by foreign
         government                            14.7       --    (0.3)    14.4
       Corporate securities                   392.3      1.3    (2.0)   391.6
                                             --------------------------------
         Total                               $816.8   $  3.1  $(10.8)  $809.1
                                             ================================

      The amortized cost and estimated market value at December 31, 1997 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

      (millions)                                                      Estimated
                                                       Amortized        Market
                                                          Cost          Value
                                                       -----------    ----------
      Due in one year or less                           $  14.4         $ 14.7
      Due after one year through five years               104.7          105.7
      Due after five years through ten years              181.3          184.1
      Due after ten years                                 162.9          172.5
                                                       -----------    ----------
                                                          463.3          477.0
      Mortgage-backed securities                          236.9          239.3
      Investment in Series Y Preferred Stock of TRV       210.5          210.5
                                                       -----------    ----------
                                                         $910.7         $926.8
                                                       ===========    ==========

      Realized gains and losses on fixed maturities for the year ended December 31, were as follows:

      (millions)                         1997          1996         1995
                                       -------       -------      -------
      REALIZED GAINS
        Pre-tax                        $   0.7       $   9.0      $   9.5
                                       -------       -------      -------
        After-tax                      $   0.5       $   5.8      $   6.2
                                       -------       -------      -------

      REALIZED LOSSES
        Pre-tax                        $  (0.6)           --      $  (1.4)
                                       -------       -------      -------
        After-tax                      $  (0.4)           --      $  (0.9)
                                       -------       -------      -------

5. Consumer Finance Receivables

      Consumer finance receivables, net of unearned finance charges of $728.3 million and $635.3 million at December 31, 1997 and 1996, respectively, consisted of the following:

      (millions)                                     1997           1996
                                                  ---------      ---------

      Real estate-secured loans                   $ 5,107.6      $ 3,456.7
      Personal loans                                3,922.2        3,199.6
      Credit cards                                  1,164.6          907.1
      Sales finance and other                         857.0          507.7
                                                  ---------      ---------
      Consumer finance receivables                 11,051.4        8,071.1
      Accrued interest receivable                      85.6           52.7
      Allowance for credit losses                    (321.4)        (239.3)
                                                  ---------      ---------
      Net consumer finance receivables            $10,815.6      $ 7,884.5
                                                  =========      =========

      An analysis of the allowance for credit losses on consumer finance receivables at December 31, was as follows:

      (millions)                                       1997           1996          1995
                                                    ----------     ----------    ----------
      Balance, January 1                            $    239.3     $    192.5    $    181.9
      Provision for credit losses                        277.1          260.0         171.0
      Amounts written off                               (280.9)        (245.6)       (188.3)
      Recovery of amounts previously written off          30.3           26.3          27.1
      Allowance on receivables purchased                  55.6            6.1           0.8
                                                    ----------     ----------    ----------
      Balance, December 31                          $    321.4     $    239.3    $    192.5
                                                    ----------     ----------    ----------
      Net outstandings                              $ 11,051.4     $  8,071.1    $  7,238.1
                                                    ==========     ==========    ==========
      Ratio of allowance for credit losses to net
        outstandings                                      2.91%          2.97%         2.66%
                                                    ==========     ==========    ==========

      Contractual maturities of receivables before deducting unearned finance charges and excluding accrued interest were as follows:

                            Receivables
                            Outstanding                                                              Due
                            December 31,     Due         Due         Due       Due        Due       After
      (millions)                 1997        1998        1999        2000      2001       2002       2002
                            --------------------------------------------------------------------------------
      Real estate-secured
      loans                 $ 5,179.1    $   234.8   $   244.2   $   316.8   $   266.9  $   272.3  $ 3,844.1
      Personal loans          4,500.0      1,345.6     1,163.4       871.8       517.8      251.5      349.9
      Credit cards            1,161.5        107.1        97.3        88.3        79.8       72.5      716.5
      Sales finance and
        other                   939.1        617.3       150.3       140.5        21.4        8.8        0.8
                            --------------------------------------------------------------------------------
          Total             $11,779.7    $ 2,304.8   $ 1,655.2   $ 1,417.4   $   885.9  $   605.1  $ 4,911.3
                            ================================================================================
      Percentage                  100%          20%         14%         12%          7%         5%        42%
                            ================================================================================

      Contractual terms average 18 years on real estate-secured loans (excluding call provisions) and 5 years on personal loans. Experience has shown that a substantial amount of the receivables will be renewed or repaid prior to contractual maturity dates. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections.

      The Company has a geographically diverse consumer finance loan portfolio. At December 31, the distribution by state was as follows:

                                   1997             1996
                                  ------           ------

      Ohio                          10%             11%
      North Carolina                 8%              9%
      Pennsylvania                   7%              6%
      California                     5%              6%
      South Carolina                 5%              6%
      Texas                          4%              5%
      Tennessee                      4%              5%
      New York                       4%              4%
      All other states*             53%             48%
                                   ----            ----
        Total                      100%            100%
                                   ====            ====

* None of the remaining states individually accounts for more than 5% of total consumer finance receivables.

      The estimated fair value of the consumer finance receivables portfolio depends on the methodology selected to value such portfolio (i.e., exit value versus entry value). Exit value represents a valuation of the portfolio based upon sales of comparable portfolios and takes into account the value of customer relationships and the current level of funding costs. Under the exit value methodology, the estimated fair value of the receivables portfolio at December 31, 1997 is approximately $612 million above the recorded carrying value. Entry value is determined by comparing the portfolio yields to the yield at which new loans are being originated. Under the entry value methodology, the estimated fair value of the receivables portfolio at December 31, 1997 is approximately equal to the aggregate carrying value due to the increase in variable rate receivables whose rates are periodically reset and the fact that the average yield on fixed rate receivables is approximately equal to that on new fixed rate loans made at year-end 1997. Fair values included in Note 11 are based on the exit value methodology.

6. Debt

      Short-term borrowings

      At December 31, short-term borrowings and weighted average interest rates consisted of:

                                  1997                          1996
                        --------------------------    --------------------------
      (millions)        Outstanding  Interest Rate    Outstanding  Interest Rate
                        -----------  -------------    -----------  -------------
      Commercial paper    $3,871.6       5.83%          $1,481.6       5.55%
                          ========       ====           ========       ====

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

      TRV, the Company and The Travelers Insurance Company (TIC) have a five-year revolving credit facility, which expires in June 2001, with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The participation of TIC in this agreement is limited to $250 million. At December 31, 1997, $500 million was allocated to TRV, $450 million was allocated to the Company and $50 million was allocated to TIC. At December 31, 1997 there were no borrowings outstanding under this facility.

      At December 31, 1997, the Company also had a committed and available revolving credit facility on a stand-alone basis of $4.4 billion, of which $3.4 billion expires in 2002 and $1.0 billion expires in July 1998.

      The carrying value of short-term borrowings approximates fair value.

      Long-term debt

      Long-term debt, including its current portion, and final maturity dates were as follows at December 31:

      (millions)                                     1997           1996
                                                   --------       --------

      6 3/4% Notes due 1997                        $     --       $  200.0
      8 1/8% Notes due 1997                              --          150.0
      5.70% Notes due 1998                            100.0          100.0
      5 1/2% Notes due 1998                           100.0          100.0
      8 1/2% Notes due 1998                           100.0          100.0
      Floating Rate Note due 1998                      50.0             --
      6.70% Notes due 1999                            150.0          150.0
      10% Notes due 1999                              100.0          100.0
      9.6% Notes due 1999                             100.0          100.0
      6% Notes due 2000                               100.0          100.0
      5 3/4% Notes due 2000                           200.0          200.0
      6 1/8% Notes due 2000                           100.0          100.0
      6% Notes due 2000                               150.0          150.0
      6 3/4% Notes due 2000                           200.0          200.0
      5.55% Notes due 2001                            200.0          200.0
      6.20% Notes due 2001                            200.0          200.0
      8 1/4% Notes due 2001                           300.0          300.0
      6 3/8% Notes due 2002                           200.0          200.0
      6.45% Notes due 2002                            300.0             --
      6 7/8% Notes due 2002                           200.0          200.0
      7 3/8% Notes due 2002                           200.0          200.0
      5 7/8% Notes due 2003                           200.0          200.0
      5.9% Notes due 2003                             200.0          200.0
      6.50% Notes due 2004                            250.0             --
      7 7/8% Notes due 2004                           200.0          200.0
      6 1/8% Notes due 2005                           200.0          200.0
      6 1/2% Notes due 2005                           200.0          200.0
      7 3/8% Notes due 2005                           200.0          200.0
      7 3/4% Notes due 2005                           200.0          200.0
      6.45% Notes due 2006 (a)                        200.0          200.0
      6 5/8% Notes due 2006                           200.0          200.0
      6.75% Notes due 2007                            300.0             --
      10% Notes due 2008                              150.0          150.0
      10% Debentures due 2009                         100.0          100.0
      8.7% Debentures due 2009 (b)                    150.0          150.0
      8.7% Debentures due 2010 (c)                    100.0          100.0
      6 5/8% Notes due 2015 (d)                       200.0          200.0
      7 7/8% Notes due 2025 (e)                       200.0          200.0
                                                   --------       --------
                                                   $6,300.0       $5,750.0
                                                   ========       ========

(a)   Redeemable at option of holder on October 18, 1999 at face amount.
(b)   Redeemable at option of holder on June 15, 1999 at face amount
(c) Redeemable at option of holder on June 15 of each of 1999, 2002 or 2005 at face amount.
(d)   Redeemable at option of holder on June 1, 2002 at face amount.
(e)   Redeemable at option of holder on February 1, 2005 at face amount.

      Aggregate annual maturities for the next five years on long-term debt obligations (based on final maturity dates) are as follows:

                    (millions)
                       1998                      $350
                       1999                       350
                       2000                       750
                       2001                       700
                       2002                       900

      The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 1997 the aggregate fair value of the Company's long-term debt was approximately $6,515 million.

7. Reinsurance

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

                                                        Ceded to
                                              Gross      Other
      (millions)                              Amount    Companies  Net Amount
                                              ------    ---------  ----------
      Year ended December 31, 1997
      Premiums
         Credit life insurance                $ 40.2    $   --     $ 40.2
         Credit accident and health
           insurance                            64.8        --       64.8
         Credit property and other              77.1      (8.5)      68.6
                                              ------    ------     ------
                                              $182.1    $ (8.5)    $173.6
                                              ======    ======     ======
      Claims incurred                         $ 61.9    $ (0.7)    $ 61.2
                                              ======    ======     ======

                                                        Ceded to
                                              Gross      Other
      (millions)                              Amount    Companies  Net Amount
                                              ------    ---------  ----------
      Year ended December 31, 1996
      Premiums
         Credit life insurance                  $ 38.5   $    --    $ 38.5
         Credit accident and health
           insurance                              57.4        --      57.4
         Credit property and other                84.0     (27.5)     56.5
                                                ------   -------    ------
                                                $179.9   $ (27.5)   $152.4
                                                ======   =======    ======
      Claims incurred                           $ 52.3   $  (2.8)   $ 49.5
                                                ======   =======    ======
      Year ended December 31, 1995
      Premiums
         Credit life insurance                  $ 45.5   $  (5.8)   $ 39.7
         Credit accident and health
          insurance                               62.7      (6.8)     55.9
         Property and casualty insurance         135.5     (95.3)     40.2
                                                ------   -------    ------
                                                $243.7   $(107.9)   $135.8
                                                ======   =======    ======
      Claims incurred                           $ 64.3   $ (14.3)   $ 50.0
                                                ======   =======    ======

8. Income Taxes

      The provision for income taxes for the year ended December 31, was as follows:

      (millions)                       1997           1996           1995
                                    -------        -------        -------
      CURRENT:
        Federal                     $ 129.4        $ 103.4        $ 116.6
        Foreign                          --             --            3.3
        State                          10.8            7.9            8.8
                                    -------        -------        -------
                                      140.2          111.3          128.7
                                    -------        -------        -------
      DEFERRED:
        Federal                        (9.4)          (9.2)         (10.9)
        Foreign                          --             --           (3.3)
        State                          (1.1)          (0.9)          (0.4)
                                    -------        -------        -------
                                      (10.5)         (10.1)         (14.6)
                                    -------        -------        -------
        Total                       $ 129.7        $ 101.2        $ 114.1
                                    =======        =======        =======

      The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31, was as follows:

                                            1997       1996        1995
                                           ------     ------      ------

      Federal statutory rate                 35.0%      35.0%       35.0%
      Other, net                              0.1       (0.9)       (0.8)
                                           ------     ------      ------
      Effective income tax rate              35.1%      34.1%       34.2%
                                           ======     ======      ======

      Deferred income taxes at December 31, related to the following:

     (millions)
                                                       1997         1996
                                                     -------      -------
      DEFERRED TAX ASSETS:
        Bad debt reserves                            $ 114.4      $  84.3
        Differences in computing
          policy reserves                               14.1         13.9
        Employee benefits                               11.6          7.2
        Other reserves                                  15.5          6.2
        Other deferred tax assets                       45.4         31.5
                                                     -------      -------
                                                       201.0        143.1
                                                     -------      -------
      DEFERRED TAX LIABILITIES:
        Lease obligations and fixed
        assets                                         (15.1)       (15.1)
        Investments                                    (16.5)        (7.1)
        Other deferred tax liabilities                 (23.8)       (24.3)
                                                     -------      -------
                                                       (55.4)       (46.5)
                                                     -------      -------
      Total                                          $ 145.6      $  96.6
                                                     =======      =======

      The Company and its wholly owned domestic non-life insurance subsidiaries join with TRV in filing a consolidated federal income tax return. Under a tax sharing agreement with TRV, the Company is entitled to a current tax benefit if it incurs losses that are utilized in TRV's consolidated return. TRV's consolidated tax return group has reported large amounts of taxable income in recent years and can, more likely than not, expect to have significant taxable income in the future, thereby enabling utilization of the Company's deferred tax asset.

9. Stockholder's Equity

      Certain long-term credit agreements restrict the payment of dividends with such restrictions based on cumulative net earnings, as defined. Additionally, a minimum net worth restriction, as defined, contained in such agreements imposes an additional constraint on dividends. At December 31, 1997, the Company would be able to remit $567.3 million in dividends to its parent under its most restrictive covenants.

      The combined insurance subsidiaries' statutory stockholder's equity at December 31, 1997 and 1996 was $199.3 million and $180.9 million, respectively, and is subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends. The combined insurance subsidiaries' net income determined in accordance with statutory accounting practices for the years ended December 31, 1997, 1996 and 1995 was $68.3 million, $66.6 million and $49.6 million, respectively.

10. Employee Benefit Plans

      Pension plans

      The Company, along with affiliated companies, participates in a noncontributory defined benefit pension plan sponsored by TRV (the Plan) covering the majority of U.S. employees. Benefits are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. The Plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Pension costs allocated to the Company from the Plan were $1.6 million, $1.3 million and $2.6 million in 1997, 1996 and 1995, respectively.

      The Company also has an unfunded noncontributory supplemental retirement plan that covers certain executives and key employees. Pension costs related to this plan were $0.8 million, $0.6 million and $1.4 million in 1997, 1996 and 1995, respectively.

      Stock option plan

      The Company participates in a stock option plan sponsored by TRV that provides for the granting of stock options in TRV common stock to officers and key employees. The Company applies Opinion 25 and related interpretations in accounting for stock options. Since stock options are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. In October 1995, the FASB issued FAS No. 123, "Accounting for Stock-Based Compensation." This statement provides an alternative to Opinion 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. Had the Company applied FAS No. 123 in accounting for stock options, net income would have been reduced by $4.8 million, $2.1 million and $0.7 million in 1997, 1996 and 1995, respectively.

11. Fair Value of Financial Instruments

      The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 1997 and 1996. The fair value assumptions were based upon subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time as disclosed further in various notes to the consolidated financial statements. Disclosed fair values for financial instruments do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

                                        1997                       1996
                               ------------------------   ----------------------
                                Carrying                   Carrying
      (millions)                 Amount    Fair Value       Amount   Fair Value
                                 ------    ----------       ------   ----------
      Assets:
        Investments             $  1,093.9  $  1,093.9      $1,072.2    $1,072.2
        Net consumer finance
        receivables             $ 10,815.6  $ 11,427.6      $7,884.5    $8,556.0
      Liabilities:
        Long-term debt          $  6,300.0  $  6,515.0      $5,750.0    $5,888.0

12. Lease Commitments and Other Financial Instruments

      Rentals

      Rental expense (principally for offices and computer equipment) was $31.3 million, $28.1 million and $28.8 million for the years ended December 31, 1997, 1996 and 1995, respectively.

      At December 31, 1997, future minimum annual rentals under noncancellable operating leases were as follows:

      (millions)
      1998                                       $26.7
      1999                                        20.8
      2000                                        14.9
      2001                                         9.8
      2002                                         2.8
      Thereafter                                   0.3
                                                -------
                                                 $75.3
                                                =======

      Credit Cards

      The Company provides bank and private label credit card services through its subsidiaries. These services are provided to individuals and to affinity groups nationwide. At December 31, 1997 and 1996 total credit lines available to credit cardholders were $8.766 billion and $6.622 billion, respectively.

13. Related Party Transactions

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

      In July 1997 the Company issued, at a premium, $50 million of 15% coupon debt securities yielding 5.62% due July 10, 1998. Concurrently, the Company entered into a $50 million notional amount swap transaction with Smith Barney Capital Services Inc., an affiliated company, to receive fixed and to pay variable interest. The swap is accounted for as hedge of the related liability and the periodic receipts or payments are accrued as adjustments to interest expense. This swap contract terminates on July 10, 1998.

      During 1994, all of the Company's shares of TRV common stock that it owned were exchanged for 2,655 shares of Cumulative Adjustable Rate Preferred Stock, Series Y, of TRV, with a liquidation value of $100,000 per share, which is redeemable at the option of the Company at certain times and callable by TRV at certain times. The preferred stock had a value equal to the market value of the common shares at the time the exchange was agreed upon. The market value exceeded the Company's carrying value by $58.6 million and such excess was treated as an adjustment to additional paid-in capital. Subsequently 550 shares of preferred stock were distributed to TRV as a dividend. At December 31, 1997 and 1996, this investment is included in "fixed maturities--available for sale" and is reflected at a carrying amount of $210.5 million. During 1997, 1996 and 1995, the Company recorded $10.3 million, $10.2 million and $10.2 million, respectively, of dividend income from this investment.

14. Contingencies

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

15. Selected Quarterly Financial Data (unaudited)

                                                        1997
                                     -------------------------------------------
      (millions)                      First   Second    Third   Fourth    Total
                                     -------------------------------------------

      Total revenues                 $373.7   $398.6   $483.9   $484.9  $1,741.1
      Total expenses                  309.1    320.7    356.8    384.7   1,371.3
                                     -------------------------------------------
      Income before income taxes       64.6     77.9    127.1    100.2     369.8
      Provision for income taxes       22.2     26.8     45.6     35.1     129.7
                                     -------------------------------------------
      Net income                     $ 42.4   $ 51.1   $ 81.5   $ 65.1  $  240.1
                                     ===========================================


                                                        1996
                                     -------------------------------------------
      (millions)                      First   Second   Third    Fourth    Total
                                     -------------------------------------------
      Total revenues                 $355.6   $357.9   $357.5  $370.1  $1,441.1
      Total expenses                  281.4    275.6    286.7   300.4   1,144.1
                                     -------------------------------------------
      Income before income taxes       74.2     82.3     70.8    69.7     297.0
      Provision for income taxes       25.8     28.0     24.2    23.2     101.2
                                     -------------------------------------------
      Net income                     $ 48.4   $ 54.3   $ 46.6  $ 46.5  $  195.8
                                     ===========================================

                                                                      SCHEDULE I

                            COMMERCIAL CREDIT COMPANY
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                            (In millions of dollars)
                          Condensed Statement of Income

Year Ended December 31,                               1997        1996        1995
------------------------------------------------------------------------------------
REVENUES                                             $533.2      $439.0      $429.7
------------------------------------------------------------------------------------
EXPENSES
Interest                                              570.5       471.5       460.5
Other                                                  (7.0)        9.9        16.2
------------------------------------------------------------------------------------
   Total                                              563.5       481.4       476.7
------------------------------------------------------------------------------------
Pre-tax loss                                          (30.3)      (42.4)      (47.0)
Income tax benefit                                     13.3        17.6        18.5
------------------------------------------------------------------------------------
Loss before equity in net income of subsidiaries      (17.0)      (24.8)      (28.5)
Equity in net income of subsidiaries                  257.1       220.6       248.4
------------------------------------------------------------------------------------
NET INCOME                                           $240.1      $195.8      $219.9
====================================================================================

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                      SCHEDULE I

                            COMMERCIAL CREDIT COMPANY
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                (In millions of dollars except per share amounts)
                    Condensed Statement of Financial Position

December 31,                                                        1997        1996
--------------------------------------------------------------------------------------
ASSETS
Investment in securities of TRV                                  $   179.2    $  179.2
Mortgage loans and real estate held for sale                           --        129.3
Notes and accounts receivable from subsidiaries-eliminated
  in consolidation                                                10,800.7     7,422.6
Investment in subsidiaries at cost plus equity in net
  earnings-eliminated in consolidation                             1,178.8       853.3
Other                                                                 67.7        70.1
--------------------------------------------------------------------------------------
  Total assets                                                   $12,226.4    $8,654.5
======================================================================================
LIABILITIES
Short-term borrowings                                             $3,871.6    $1,481.6
Long-term debt                                                     6,300.0     5,750.0
Accrued expenses and other liabilities                               200.4       148.4
--------------------------------------------------------------------------------------
  Total liabilities                                               10,372.0     7,380.0
--------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share
  issued: 1)                                                           --          -
Additional paid-in capital                                           685.1       164.1
Retained earnings                                                  1,157.5     1,115.2
Unrealized gain (loss) on investment securities and other, net        11.8        (4.8)
--------------------------------------------------------------------------------------
  TOTAL STOCKHOLDER'S EQUITY                                       1,854.4     1,274.5
======================================================================================
Total liabilities and stockholder's equity                       $12,226.4    $8,654.5
======================================================================================

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.

                                                                      SCHEDULE I

                            COMMERCIAL CREDIT COMPANY
                              (Parent Company Only)
                  Condensed Financial Information of Registrant
                            (In millions of dollars)
                        Condensed Statement of Cash Flows

Year ended December 31,                                 1997        1996        1995
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Loss from operations before equity in net
  income of subsidiaries                              $  (17.0)   $  (24.8)   $  (28.5)
Adjustment to reconcile loss from operations
   before equity in net income of subsidiaries
   to net cash provided by (used in) operating
   activities
     Undistributed equity earnings                        (0.1)       (0.8)       (1.3)
     Dividends received from subsidiaries                 64.9        72.2       111.8
     Net advances to subsidiaries                     (1,827.4)     (576.9)      (76.1)
     Other, net                                          (91.0)      (53.7)      (58.2)
---------------------------------------------------------------------------------------
Net cash used in operating activities                 (1,870.6)     (584.0)      (52.3)
---------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisitions                                 (1,617.6)      (18.1)         --
Sale of investments                                      218.5          --         3.8
Business divestment                                         --        16.6          --
Other, net                                                 7.9        12.9       (20.3)
---------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities   (1,391.2)       11.4       (16.5)
---------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net change in short-term borrowings                    2,390.0        87.3      (910.4)
Issuance of long-term debt                               900.0     1,000.0     2,000.0
Payments and redemptions of long-term debt              (350.0)     (450.0)     (810.0)
Capital Contribution                                     520.0          --          --
Dividends paid                                          (197.8)      (65.0)     (210.0)
---------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities    3,262.2       572.3        69.6
---------------------------------------------------------------------------------------
Change in cash and cash equivalents                        0.4        (0.3)        0.8
Cash and cash equivalents at beginning of period           3.5         3.8         3.0
---------------------------------------------------------------------------------------
Cash and cash equivalents at end of period            $    3.9    $    3.5    $    3.8
======================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest              $  544.8    $  460.9    $  436.5
Cash paid during the period for income taxes          $   43.6    $   43.5    $   28.4
======================================================================================

The condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto.