Form 10-Q
period 1998-03-31
COMMERCIAL CREDIT CO
filed 1998-05-13
CIK 201499

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                -----------------

                                    FORM 10-Q

         /X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                TABLE OF CONTENTS
                                -----------------

                         Part I - Financial Information


Item 1. Financial Statements:                                        Page No.
                                                                     --------
    Condensed Consolidated Statement of Income (Unaudited) -
     Three Months Ended March 31, 1998 and 1997                          3

    Condensed Consolidated Statement of Financial Position -
     March 31, 1998 (Unaudited) and December 31, 1997                    4

    Condensed Consolidated Statement of Cash Flows (Unaudited) -
     Three Months Ended March 31, 1998 and 1997                          5

    Notes to Condensed Consolidated Financial Statements (Unaudited)     6


Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             9


                           Part II - Other Information


                                                                      Page No.
                                                                      --------
Item 6. Exhibits and Reports on Form 8-K                               12

Exhibit Index                                                          13

Signatures                                                             14


                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars)


                                                          Three Months Ended
                                                                March 31,
                                                          -------------------
                                                           1998        1997
--------------------------------------------------------------------------------
Revenues
Finance related interest and other charges                $406.8      $306.0
Insurance premiums                                          47.8        41.8
Net investment income                                       15.0        16.8
Other income                                                17.4         9.1
--------------------------------------------------------------------------------
  Total revenues                                           487.0       373.7
--------------------------------------------------------------------------------
Expenses
Interest                                                   166.8       125.3
Non-insurance compensation and benefits                     47.2        37.7
Provision for consumer finance credit losses                87.1        71.6
Policyholder benefits and claims                            16.4        14.3
Insurance underwriting, acquisition and operating            6.4         6.8
Other operating                                             78.6        53.4
--------------------------------------------------------------------------------
  Total expenses                                           402.5       309.1
--------------------------------------------------------------------------------
Income before income taxes                                  84.5        64.6
Provision for income taxes                                  30.2        22.2
--------------------------------------------------------------------------------
Net income                                                $ 54.3      $ 42.4
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Financial Position
               (In millions of dollars, except per share amounts)


                                                                          March 31, 1998    December 31, 1997
--------------------------------------------------------------------------------------------------------------
                                                                           (Unaudited)
Assets
Cash and cash equivalents                                                 $     18.3         $    18.4
Investments:
   Fixed maturities, primarily available for sale, at market value
     (amortized cost - $948.5 and $910.7)                                      964.5             926.8
   Equity securities, at market value (cost - $74.7 and $71.8)                  77.2              74.4
   Short-term and other                                                        127.9              92.7
--------------------------------------------------------------------------------------------------------------
  Total investments                                                          1,169.6           1,093.9
--------------------------------------------------------------------------------------------------------------
Consumer finance receivables                                                11,475.4          11,137.0
Allowance for losses                                                          (331.4)           (321.4)
--------------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                          11,144.0          10,815.6
Other receivables                                                              194.9             384.5
Deferred policy acquisition costs                                                3.9               4.2
Cost of acquired businesses in excess of net assets                            472.1             476.8
Other assets                                                                   297.8             265.3
--------------------------------------------------------------------------------------------------------------
Total assets                                                               $13,300.6         $13,058.7
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------
Liabilities
Certificates of deposit                                                   $    159.3         $    57.3
Short-term borrowings                                                        3,776.2           3,871.6
Long-term debt                                                               6,400.0           6,300.0
--------------------------------------------------------------------------------------------------------------
  Total debt                                                                10,335.5          10,228.9
Insurance policy and claims reserves                                           467.6             452.3
Accounts payable and other liabilities                                         588.7             523.1
--------------------------------------------------------------------------------------------------------------
  Total liabilities                                                         11,391.8          11,204.3
--------------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized: 1,000 shares; issued:                  -                 -
   1 share)
Additional paid-in capital                                                     685.4             685.1
Retained earnings                                                            1,211.8           1,157.5
Accumulated other changes in equity from nonowner sources                       11.6              11.8
--------------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                 1,908.8           1,854.4
--------------------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                                $ 13,300.6         $13,058.7
--------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)


Three months ended March 31,                                        1998              1997
----------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities            $    320.7        $    148.8
----------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                 4.8             (73.8)
Loans originated or purchased                                    (1,386.5)         (1,044.0)
Loans repaid or sold                                              1,018.3             665.8
Purchases of investments                                           (103.3)            (84.6)
Proceeds from sales of investments                                   28.0              66.7
Proceeds from maturities of investments                               0.7              23.2
Other, net                                                           10.4               7.6
----------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities              (427.6)           (439.1)
----------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                        -               (25.0)
Issuance of long-term debt                                          300.0               -
Payments of long-term debt                                         (200.0)           (350.0)
Net change in short-term borrowings                                 (95.3)            630.6
Net change in certificates of deposit                               102.1              29.3
----------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities               106.8             284.9
----------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                  (0.1)             (5.4)
Cash and cash equivalents at beginning of period                     18.4              11.4
----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $     18.3        $      6.0
----------------------------------------------------------------------------------------------
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                       $    154.8        $    113.1
Cash (received) paid during the period for income taxes        $    (17.0)       $      2.5
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------

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

   The accompanying condensed consolidated financial statements as of March 31, 1998 and for the three-month period ended March 31, 1998 and 1997 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Certain financial information that is normally included in annual financial statements prepared in accordance with generally accepted accounting principles, but is not required for interim reporting purposes, has been condensed or omitted.

   Certain reclassifications have been made to the prior year's financial statements to conform to the current year's presentation.

2. Changes in Accounting Principles and Accounting Standards not yet Adopted
   -------------------------------------------------------------------------
   Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (FAS) No. 130, "Reporting Comprehensive Income" (FAS No.
   130). FAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income are to be reported in an annual financial statement that is displayed with the same prominence as other financial statements. This statement stipulates that comprehensive income reflect the change in equity of an enterprise during a period from transactions and other events and circumstances from nonowner sources. Comprehensive income will thus represent the sum of net income and other changes in stockholder's equity from nonowner sources. The accumulated balance of changes in equity from nonowner sources is required to be displayed separately from retained earnings and additional paid-in capital in the statement of financial position. The adoption of FAS No. 130 resulted primarily in the Company reporting unrealized gains and losses on investments in debt and equity securities held by the insurance subsidiaries in changes in equity from nonowner sources. The Company's total changes in equity from nonowner sources is as follows:



                                                          Three Months Ended
                                                               March 31,
                                                          ------------------
    (millions)                                              1998        1997
                                                          --------    --------
    Net income                                             $54.3       $42.4
    Other changes in equity from nonowner sources            (.2)      (11.3)
                                                          --------    --------
     Total changes in equity from nonowner sources         $54.1       $31.1
                                                          --------    --------
                                                          --------    --------

   In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. This SOP is effective for financial statements for fiscal years beginning after December 15, 1998. Restatement of previously issued financial statements is not allowed. The Company has not yet determined the impact that SOP 98-1 will have on its consolidated financial statements or when it will be implemented.

3. Consumer Finance Receivables
   ----------------------------
   Consumer finance receivables, net of unearned finance charges of $723.0 million and $728.3 million at March 31, 1998 and December 31, 1997, respectively, consisted of the following:


   (millions)                               March 31, 1998      December 31, 1997
                                           ----------------     -----------------
   Real estate-secured loans                 $ 5,325.8             $ 5,107.6
   Personal loans                              3,960.5               3,922.2
   Credit cards                                1,225.4               1,164.6
   Sales finance and other                       874.8                 857.0
                                            ----------------    -----------------
   Consumer finance receivables,
    net of unearned finance charges           11,386.5              11,051.4
   Accrued interest receivable                    88.9                  85.6
   Allowance for credit losses                  (331.4)               (321.4)
                                           ----------------     -----------------
   Net consumer finance receivables          $11,144.0             $10,815.6
                                           ----------------     -----------------
                                           ----------------     -----------------

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

4. Debt
   ----
   The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At March 31, 1998 and December 31, 1997, short-term borrowings consisted of commercial paper totaling $3,776.2 million and $3,871.6 million, respectively. The Company may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees. TRV, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, the Company or TIC. The revolving credit facility consists of a five-year facility that expires in June

   2001. Currently, $450 million is allocated to the Company. At March 31, 1998, there were no borrowings outstanding under this facility.

   The Company also has committed and available revolving credit facilities on a stand-alone basis of $4.4 billion, of which $3.4 billion expires in 2002 and $1.0 billion expires in 1998.

   The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1998, the Company would have been able to remit $621.8 million to its parent under its most restrictive covenants.

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

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

Consolidated Results of Operations



                                                Three Months Ended
 (In millions)                                      March 31,
--------------------------------------------------------------------
                                                 1998         1997
--------------------------------------------------------------------
 Revenues                                      $ 487.0      $ 373.7
--------------------------------------------------------------------
--------------------------------------------------------------------
 Net Income                                    $  54.3      $  42.4
--------------------------------------------------------------------
--------------------------------------------------------------------



Results of Operations
The consolidated net income of Commercial Credit Company and subsidiaries (the Company) for the three months ended March 31, 1998 was $54.3 million compared to $42.4 million in the corresponding 1997 period. Revenues for the quarter ended March 31, 1998 were $487.0 million compared to $373.7 million in the corresponding 1997 period.

On July 31, 1997, the Company acquired Security Pacific Financial Services (Security Pacific) from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $380.2 million and is being amortized over 25 years. The purchase price for the transaction was financed primarily by the Company, and by an equity contribution by Travelers Group Inc. (TRV) of $520 million to the Company.

The following discussion presents in more detail each segment's performance.

       Segment Results for the Three Months Ended March 31, 1998 and 1997
       ------------------------------------------------------------------
Consumer Finance Services


                                            Three Months Ended March 31,
                                           --------------------------------
(In millions)                              1998                        1997
------------------------------------------------------------------------------------
                                    Revenues  Net income        Revenues  Net income
------------------------------------------------------------------------------------
Consumer Finance Services           $484.2     $59.2            $366.3     $47.0
------------------------------------------------------------------------------------
------------------------------------------------------------------------------------

Earnings in the first quarter of 1998 were $59.2 million compared to $47.0 million in the first quarter of 1997. This segment's performance, in a traditionally slow quarter, reflects the integration of Security Pacific into the Commercial Credit branch system since July 1997, continued internal receivables growth and an improved charge-off rate.


Net receivables owned reached a record $11.4 billion, up 35% from the prior year period and up $335 million or 3% since year-end 1997. This excludes $255.1 million in credit card receivables securitized on March 6, 1998. Most of the receivables growth was in real estate-secured loans, which reflects the strength of this product among Primerica Financial Services (PFS) representatives. On a managed basis, including securitized assets, receivables totaled $11.6 billion, an increase of $404 million since year-end 1997.

During the first quarter of 1998 the average yield on owned receivables was 14.18%, down from 14.65% in the first quarter of 1997, reflecting the shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At March 31, 1998, the owned portfolio consisted of 47% real estate-secured loans, 35% personal loans, 11% credit cards and 7% sales finance and other.

Delinquencies in excess of 60 days on owned receivables were 2.33% at March 31, 1998, down slightly from 2.35% at year-end 1997, but up from 2.25% at March 31, 1997. The charge-off rate on owned receivables of 2.75% in the first quarter of 1998 was improved from the 2.95% rate in the first quarter of 1997. As expected, it was up from the 2.42% rate in the fourth quarter of 1997, which contained a short-term benefit from the transition of Security Pacific's portfolio to the Company's charge-off policies. The charge-off rate is expected to return to lower levels during the second half of 1998.


                                                       As of, or for, the
                                                  Three Months Ended March 31,
                                           -------------------------------------------
                                                    1998                  1997
                                           -------------------------------------------
Allowance for credit losses as % of
 net outstandings                                  2.91%                 2.97%

Charge-off rate for the period                     2.75%                 2.95%

60 + days past due on a contractual
 basis as a % of gross consumer
 finance receivables at quarter end                2.33%                 2.25%


Corporate and Other


                                                        Three Months Ended March 31,
                                                     ---------------------------------
(In millions)                                        1998                        1997
-----------------------------------------------------------------------------------------------
                                                         Net income                  Net income
                                             Revenues    (expense)        Revenues    (expense)
-----------------------------------------------------------------------------------------------
Corporate and Other                            $2.8        $(4.9)           $7.4       $(4.6)
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------


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

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1998, the Company would have been able to remit $621.8 million to its parent under its most restrictive covenants.

Future Application of Accounting Standards
See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward Looking Statements
Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in the interest rate environment and the level of personal bankruptcies.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a) Exhibits:

           See Exhibit Index.

      (b) Reports on Form 8-K:

         On January 7, 1998, the Company filed a Current Report on Form 8-K, dated January 5, 1998, filing certain exhibits under Item 7 thereof relating to the offer and sale of the Company's 6 1/4% Notes due January 1, 2008.

         On January 27, 1998, the Company filed a Current Report on Form 8-K, dated January 26, 1998, reporting under Item 5 thereof the results of its operations for the three months and year ended December 31, 1997.

         No other reports on Form 8-K were filed during the first quarter of 1998; however, on April 17, 1998, the Company filed a Current Report on Form 8-K, dated April 16, 1998, reporting under Item 5 thereof that Travelers Group Inc. had entered into a definitive merger agreement with Citicorp.

                                 EXHIBIT INDEX
                                 -------------
Exhibit
Number      Description of Exhibit
-------     -----------------------

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

4.01.2 First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated June 13, 1990 (File No.1-6594).

12.01+      Computation of Ratio of Earnings to Fixed Charges.

27.01+      Financial Data Schedule.

   The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

---------------------------
+    Filed herewith.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            Commercial Credit Company






Date:  May 13, 1998                       By /s/  Barbara A. Yastine
                                             ----------------------------
                                             Barbara A. Yastine
                                             Executive Vice President
                                             (Principal Financial Officer)






Date:  May 13, 1998                       By /s/ Irwin Ettinger
                                             ---------------------------
                                             Irwin Ettinger
                                             Executive Vice President
                                             (Chief Accounting Officer)

                                 EXHIBIT INDEX
                                 -------------
Exhibit
Number      Description of Exhibit
-------     -----------------------

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

4.01.2 First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to Exhibit 1 to the Company's Current Report on Form 8-K, dated June 13, 1990 (File No.1-6594).

12.01+      Computation of Ratio of Earnings to Fixed Charges.

27.01+      Financial Data Schedule.

   The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

---------------------------
+    Filed herewith.