Form 10-Q
period 1998-06-30
COMMERCIAL CREDIT CO
filed 1998-08-13
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        --------

        Condensed Consolidated Statement of Income (Unaudited) -
          Three and Six Months Ended June 30, 1998 and 1997                 3

        Condensed Consolidated Statement of Financial Position -
          June 30, 1998 (Unaudited) and December 31, 1997                   4

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 1998 and 1997                           5

        Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9

                           Part II - Other Information

Item 1. Legal Proceedings                                                  12

Item 6. Exhibits and Reports on Form 8-K                                   12

Exhibit Index                                                              13

Signatures                                                                 14

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars)

                                                  Three Months Ended       Six Months Ended
                                                        June 30                June 30
-------------------------------------------------------------------------------------------
                                                    1998      1997         1998       1997
-------------------------------------------------------------------------------------------
Revenues
Finance related interest and other charges         $421.6    $320.7      $  828.4    $626.7
Insurance premiums                                   50.3      41.8          98.1      83.6
Net investment income                                16.0      19.7          31.0      36.5
Other income                                         28.4      16.4          45.8      25.5
-------------------------------------------------------------------------------------------
  Total revenues                                    516.3     398.6       1,003.3     772.3
-------------------------------------------------------------------------------------------

Expenses
Interest                                            173.9     133.3         340.7     258.6
Non-insurance compensation and benefits              44.9      34.2          92.1      71.9
Provision for consumer finance credit losses         91.2      73.0         178.3     144.6
Policyholder benefits and claims                     16.3      14.8          32.7      29.1
Insurance underwriting, acquisition and operating     7.1       6.2          13.5      13.0
Other operating                                      79.8      59.2         158.4     112.6
-------------------------------------------------------------------------------------------
  Total expenses                                    413.2     320.7         815.7     629.8
-------------------------------------------------------------------------------------------

Income before income taxes                          103.1      77.9         187.6     142.5
Provision for income taxes                           37.2      26.8          67.4      49.0
-------------------------------------------------------------------------------------------

Net income                                         $ 65.9    $ 51.1      $  120.2    $ 93.5
===========================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Financial Position
               (In millions of dollars, except per share amounts)

                                                                 June 30, 1998  December 31, 1997
-------------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Assets
Cash and cash equivalents                                          $    57.4      $    18.4
Investments:
  Fixed maturities, primarily available for sale, at market value
    (amortized cost - $975.4 and $910.7)                               998.7          926.8
  Equity securities, at market value (cost - $75.5 and $71.8)           78.8           74.4
  Short-term and other                                                 159.5           92.7
-------------------------------------------------------------------------------------------------
  Total investments                                                  1,237.0        1,093.9
-------------------------------------------------------------------------------------------------
Consumer finance receivables                                        12,170.7       11,137.0
Allowance for losses                                                  (347.1)        (321.4)
-------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                  11,823.6       10,815.6
Other receivables                                                      202.6          384.5
Deferred policy acquisition costs                                        4.4            4.2
Cost of acquired businesses in excess of net assets                    480.3          476.8
Other assets                                                           267.2          265.3
-------------------------------------------------------------------------------------------------
Total assets                                                       $14,072.5      $13,058.7
=================================================================================================
Liabilities
Certificates of deposit                                            $   246.9      $    57.3
Short-term borrowings                                                4,392.3        3,871.6
Long-term debt                                                       6,300.0        6,300.0
-------------------------------------------------------------------------------------------------
  Total debt                                                        10,939.2       10,228.9
Insurance policy and claims reserves                                   493.7          452.3
Accounts payable and other liabilities                                 675.3          523.1
-------------------------------------------------------------------------------------------------
  Total liabilities                                                 12,108.2       11,204.3
-------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized: 1,000 shares; issued:           --             --
   1 share)
Additional paid-in capital                                             685.8          685.1
Retained earnings                                                    1,261.7        1,157.5
Accumulated other changes in equity from nonowner sources               16.8           11.8
-------------------------------------------------------------------------------------------------
  Total stockholder's equity                                         1,964.3        1,854.4
-------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                         $14,072.5      $13,058.7
=================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Six months ended June 30                                               1998         1997
-------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                $   604.2     $   256.3
-------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                                 (187.7)       (277.1)
Loans originated or purchased                                       (3,054.9)     (2,236.3)
Loans repaid or sold                                                 2,077.8       1,391.3
Purchases of investments                                              (246.8)       (179.7)
Proceeds from sales of investments                                     111.6         103.6
Proceeds from maturities of investments                                  2.5           5.4
Other, net                                                              37.9           8.8
-------------------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities               (1,259.6)     (1,184.0)
-------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                         (16.0)        (65.0)
Issuance of long-term debt                                             300.0            --
Payments of long-term debt                                            (300.0)       (350.0)
Net change in short-term borrowings                                    520.7       1,330.1
Net change in certificates of deposit                                  189.7          19.9
-------------------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities                  694.4         935.0
-------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                     39.0           7.3
Cash and cash equivalents at beginning of period                        18.4          11.4
-------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                         $    57.4     $    18.7
===========================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                           $   330.2     $   264.3
Cash (received) paid during the period for income taxes            $    18.7     $    54.6
===========================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.   Basis of Presentation

     Commercial Credit Company (CCC) is a wholly owned subsidiary of CCC Holdings, Inc., which is a wholly owned subsidiary of Travelers Group Inc.
     (TRV). The condensed consolidated financial statements include the accounts of CCC and its subsidiaries (collectively, the Company).

     The accompanying condensed consolidated financial statements as of June 30, 1998 and for the three-month periods ended June 30, 1998 and 1997 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in CCC's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                            Three Months Ended       Six Months Ended
                                                 June 30                June 30
                                          ---------------------   ---------------------
     (millions)                              1998        1997        1998        1997
                                          ---------   ---------   ---------   ---------

     Net income                               $65.9       $51.1      $120.2       $93.5
     Other changes in equity from
       nonowner sources                         5.2        10.8         5.0         (.5)
                                          ---------   ---------   ---------   ---------
       Total changes in equity from
         nonowner sources                     $71.1       $61.9      $125.2       $93.0
                                          =========   =========   =========   =========

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

     In June 1998, the Financial Accounting Standards Board (FASB) issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS No. 133), which becomes effective on January 1, 2000 for calendar year companies such as the Company. The new standard will significantly change the accounting treatment of end-user derivative and foreign exchange contracts by the Company and its customers. Depending on the underlying risk management strategy, these accounting changes could affect reported earnings, assets, liabilities, and stockholders' equity. As a result, the Company and the customers to which it provides derivatives and foreign exchange products will have to reconsider their risk management strategies, since the new standard will not reflect the results of many of those strategies in the same manner as current accounting practice. The Company is in the process of evaluating the potential impact of the new accounting standard.

3.   Consumer Finance Receivables

     Consumer finance receivables, net of unearned finance charges of $734.0 million and $728.3 million at June 30, 1998 and December 31, 1997, respectively, consisted of the following:

     (millions)                                  June 30, 1998        December 31, 1997
                                              -------------------    --------------------

     Real estate-secured loans                       $5,674.5              $5,107.6
     Personal loans                                   4,099.1               3,922.2
     Credit cards                                     1,407.6               1,164.6
     Sales finance and other                            902.3                 857.0
                                                -------------          ------------
     Consumer finance receivables,
       net of unearned finance charges               12,083.5              11,051.4
     Accrued interest receivable                         87.2                  85.6
     Allowance for credit losses                       (347.1)               (321.4)
                                                -------------          ------------
     Net consumer finance receivables               $11,823.6             $10,815.6
                                                =============          ============

     In March 1998, Travelers Bank & Trust, fsb, a subsidiary of the Company, and The Travelers Bank USA, also a subsidiary of the Company, entered into a securitized transaction pursuant to which they transferred approximately $356.5 million of their credit card receivables to an affiliated special purpose corporation which transferred such receivables to a trust. The trust sold to the public $227.5 million of securities securitized by such receivables.

4.   Debt

     CCC issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At June 30, 1998 and December 31, 1997, short-term borrowings consisted of commercial paper totaling $4,392.3 million and $3,871.6 million, respectively. CCC may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees. TRV, CCC and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The revolving credit facility consists of a five-year facility that expires in June 2001. As of August 6, 1998, $300 million is allocated to CCC. At June 30, 1998, there were no borrowings outstanding under this facility.

     Currently, CCC also has committed and available revolving credit facilities on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five year facilities expiring in 2002 and $1.350 billion in a 364-day facility expiring in July 1999.

     CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1998, CCC would have been able to remit $672.0 million to its parent under its most restrictive covenants.

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

      In July 1997 CCC issued, at a premium, $50 million of 15% coupon debt securities yielding 5.62% due July 10, 1998. Concurrently, CCC entered into a $50 million notional amount swap transaction with Smith Barney Capital Services Inc., an affiliated company, to receive fixed and to pay variable interest. The swap is accounted for as a hedge of the related liability and the periodic receipts or payments are accrued as adjustments to interest expense. This swap contract terminated on July 10, 1998.

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                           and RESULTS of OPERATIONS

Consolidated Results of Operations

                                  Three Months Ended         Six Months Ended
                                       June 30,                  June 30
--------------------------------------------------------------------------------
(In millions)                     1998       1997            1998       1997
--------------------------------------------------------------------------------

Revenues                         $516.3     $398.6        $1,003.3     $772.3
================================================================================
Net Income                       $ 65.9     $ 51.1        $  120.2     $ 93.5
================================================================================

Results of Operations

The consolidated net income of Commercial Credit Company (CCC) and subsidiaries (collectively, the Company) for the three months ended June 30, 1998 was $65.9 million compared to $51.1 million in the corresponding 1997 period. Revenues for the quarter ended June 30, 1998 were $516.3 million compared to $398.6 million in the corresponding 1997 period.

The net income of the Company for the six months ended June 30, 1998 was $120.2 million compared to $93.5 million in the corresponding 1997 period. Revenues for the six months ended June 30, 1998 were $1,003.3 million compared to $772.3 million in the corresponding 1997 period.

On July 31, 1997, CCC acquired Security Pacific Financial Services (Security Pacific) from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $393.2 million and is being amortized over 25 years. The purchase price for the transaction was financed primarily by CCC, and by an equity contribution by Travelers Group Inc. (TRV) of $520 million.

The following discussion presents in more detail each segment's performance.

        Segment Results for the Three Months Ended June 30, 1998 and 1997

Consumer Finance Services

                                           Three Months Ended June 30,
                                 -----------------------------------------------
(In millions)                           1998                     1997
--------------------------------------------------------------------------------
                                 Revenues   Net income    Revenues   Net income
--------------------------------------------------------------------------------

Consumer Finance Services          $513.4        $69.2      $388.9        $53.8
================================================================================

Earnings in the second quarter of 1998 were $69.2 million compared to $53.8 million in the second quarter of 1997. This segment's performance reflects continued internal receivables growth in all major products, an improved charge-off rate and the integration of Security Pacific into the Commercial Credit branch system since July 1997.

Net receivables owned reached a record $12.1 billion, up 34% from the prior year period and up $1.032 billion or 9% since year-end 1997. This excludes $255.1 million in credit card receivables securitized on March 6, 1998. Most of the receivables growth was in real estate-secured loans, which reflects the strength of this product among Primerica Financial Services (PFS) representatives as well as strong sales in the branch network. PFS is an affiliate of the Company. On a managed basis, including securitized assets, receivables totaled $12.3 billion, an increase of $1.1 billion from year-end 1997.

During the second quarter of 1998, the average yield on owned receivables was 14.15%, down from 14.42% in the second quarter of 1997, reflecting the shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At June 30, 1998, the owned portfolio consisted of 47% real estate-secured loans, 34% personal loans, 12% credit cards and 7% sales finance and other.

The charge-off rate on owned receivables of 2.66% in the second quarter of 1998 continued to improve from 2.82% in the second quarter of 1997 and from 2.75% in the first quarter of 1998. Delinquencies over 60 days on owned receivables were 2.23% at June 30, 1998, up from 2.14% at June 30 1997, which did not include Security Pacific, and down from 2.33% at March 31, 1998.

                                                    As of, or for the
                                               Three Months Ended June 30,
                                           ----------------------------------
                                                 1998            1997
                                           ----------------------------------
Allowance for credit losses as % of
  net outstandings                               2.87%           2.91%

Charge-off rate for the period                   2.66%           2.82%

60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end             2.23%           2.14%

Corporate and Other

                                        Three Months Ended June 30,
                            ----------------------------------------------------
(In millions)                         1998                     1997
--------------------------------------------------------------------------------
                                         Net income                 Net income
                             Revenues     (expense)    Revenues      (expense)
--------------------------------------------------------------------------------

Corporate and Other             $2.9         $(3.3)        $9.7         $(2.7)
================================================================================

        Segment Results for the Six Months Ended June 30, 1998 and 1997.

The overall operating trends for the six months ended June 30, 1998 and 1997 were substantially the same as those of the second quarter periods except as noted below:

Consumer Finance Services

                                         Six Months Ended June 30,
                            ----------------------------------------------------
(millions)                            1998                       1997
--------------------------------------------------------------------------------
                             Revenues     Net income     Revenues     Net income
--------------------------------------------------------------------------------

Consumer Finance Services      $997.6         $128.4       $755.2         $100.8
================================================================================

During the first six months of 1998, the average yield on owned receivables was 14.17%, down from 14.53% in the first six months of 1997. The charge-off rate on owned receivables of 2.71% in the first six months of 1998 was improved from the 2.88% rate in the first six months of 1997.

Corporate and Other

                                             Six Months Ended June 30,
                                  ----------------------------------------------
(millions)                                  1998                   1997
--------------------------------------------------------------------------------
                                              Net income              Net income
                                   Revenues   (expense)    Revenues   (expense)
--------------------------------------------------------------------------------
Total Corporate and Other              $5.7       $(8.2)      $17.1      $(7.3)
================================================================================

Liquidity and Capital Resources

CCC issues commercial paper directly to investors and maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. CCC may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

TRV, CCC and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. As of August 6, 1998, $300 million is allocated to CCC. In addition, CCC has committed an available revolving credit facilities on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five year facilities expiring in 2002 and $1.350 billion in a 364-day facility expiring in July 1999.

CCC has unused credit availability of $5.050 billion under the revolving credit facilities referred to above.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1998, CCC would have been able to remit $672.0 million to its parent under its most restrictive covenants.

Future Application of Accounting Standards

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

On June 30, 1998, CC Finance System Inc. (formerly Security Pacific Finance System Inc., "Security Pacific"), a subsidiary of Commercial Credit Company ("CCC"), was served by Norwest Financial, Inc. ("Norwest") with a demand for arbitration pursuant to a contract for data processing services between Security Pacific and Norwest. The demand asserts a claim for approximately $42 million of damages as a result of Security Pacific's alleged breach of the contract following the acquisition of Security Pacific by CCC in July 1997. The arbitration will be conducted in accordance with the rules and procedures of the American Arbitration Association. CCC intends to vigorously defend against the claim, including the amount of damages, asserted by Norwest.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits:

          See Exhibit Index.

     (b) Reports on Form 8-K:

            On April 17, 1998, CCC filed a Current Report on Form 8-K, dated April 16, 1998, reporting under Item 5 thereof that Travelers Group Inc. had entered into a definitive merger agreement with Citicorp.

            No other reports on Form 8-K were filed during the second quarter of 1998; however, on July 27, 1998, CCC filed a Current Report on
            Form 8-K, dated July 20, 1998, reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 1998, and certain other selected financial data.

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

----------
+ Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            Commercial Credit Company


Date: August 13, 1998                         By  /s/  Barbara A. Yastine
                                                  -----------------------------
                                                       Barbara A. Yastine
                                                     Executive Vice President
                                                   (Principal Financial Officer)


Date: August 13, 1998                         By      /s/ Irwin Ettinger
                                                  -----------------------------
                                                        Irwin Ettinger
                                                    Executive Vice President
                                                   (Chief Accounting Officer)