Form 10-Q
period 1998-09-30
COMMERCIAL CREDIT CO
filed 1998-11-13
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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
    (State or other jurisdiction of                  (I.R.S. Employer
             incorporation                          Identification No.)
           or organization)

                  300 St. Paul Place, Baltimore, Maryland 21202
               (Address of principal executive offices) (Zip Code)

                                 (410) 332-3000
              (Registrant's telephone number, including area code)
                                ----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The registrant is an indirect wholly owned subsidiary of Citigroup Inc. (formerly Travelers Group Inc.) As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was outstanding.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                   Commercial Credit Company and Subsidiaries

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                        Page No.
                                                                     --------

      Condensed Consolidated Statement of Income (Unaudited) -
        Three and Nine Months Ended September 30, 1998 and 1997           3

      Condensed Consolidated Statement of Financial Position -
        September 30, 1998 (Unaudited) and December 31, 1997              4

      Condensed Consolidated Statement of Cash Flows (Unaudited) -
        Nine Months Ended September 30, 1998 and 1997                     5

      Notes to Condensed Consolidated Financial Statements (Unaudited)    6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             9

                           Part II - Other Information

Item 6. Exhibits and Reports on Form 8-K                                 13

Exhibit Index                                                            14

Signatures                                                               15

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars)

                                        Three Months Ended    Nine Months Ended
                                          September 30,         September 30,
--------------------------------------------------------------------------------
                                          1998      1997        1998     1997
--------------------------------------------------------------------------------
Revenues
Finance related interest and other
 charges                                  $447.9     $372.0   $1,276.3  $  998.7
Insurance premiums                          52.0       43.1      150.1     126.7
Net investment income                       16.4       20.9       47.4      57.4
Other income                                28.1       47.9       73.9      73.4
--------------------------------------------------------------------------------
  Total revenues                           544.4      483.9    1,547.7   1,256.2
--------------------------------------------------------------------------------

Expenses
Interest                                   181.5      152.2      522.2     410.8
Non-insurance compensation and benefits     47.5       40.6      139.6     112.5
Provision for consumer finance credit
 losses                                     85.0       63.7      263.3     208.3
Policyholder benefits and claims            17.2       14.8       49.9      43.9
Insurance underwriting, acquisition
 and operating                               6.7        6.6       20.2      19.6
Other operating                             83.5       78.9      241.9     191.5
--------------------------------------------------------------------------------
  Total expenses                           421.4      356.8    1,237.1     986.6
--------------------------------------------------------------------------------

Income before income taxes                 123.0      127.1      310.6     269.6
Provision for income taxes                  44.6       45.6      112.0      94.6
--------------------------------------------------------------------------------

Net income                                $ 78.4     $ 81.5   $  198.6  $  175.0
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Financial Position
               (In millions of dollars, except per share amounts)

                                                                   September 30,   December 31,
                                                                       1998            1997
-----------------------------------------------------------------------------------------------
Assets                                                              (Unaudited)
Cash and cash equivalents                                            $    57.4        $    18.4
Investments:
   Fixed maturities, primarily available for sale, at market
     value (amortized cost - $1,022.8 and $910.7)                      1,070.5            926.8
   Equity securities,  at market value (cost - $71.4 and $71.8)           74.5             74.4
   Short-term and other                                                  147.9             92.7
-----------------------------------------------------------------------------------------------
  Total investments                                                    1,292.9          1,093.9
-----------------------------------------------------------------------------------------------
Consumer finance receivables                                          12,766.1         11,137.0
Allowance for losses                                                    (363.8)          (321.4)
-----------------------------------------------------------------------------------------------
  Net consumer finance receivables                                    12,402.3         10,815.6
Other receivables                                                        203.6            384.5
Deferred policy acquisition costs                                          4.1              4.2
Cost of acquired businesses in excess of net assets                      475.5            476.8
Other assets                                                             380.2            265.3
-----------------------------------------------------------------------------------------------
  Total assets                                                       $14,816.0        $13,058.7
===============================================================================================
Liabilities
Certificates of deposit                                              $   195.2        $    57.3
Short-term borrowings                                                  5,129.6          3,871.6
Long-term debt                                                         6,250.0          6,300.0
-----------------------------------------------------------------------------------------------
  Total debt                                                          11,574.8         10,228.9
Insurance policy and claims reserves                                     524.7            452.3
Accounts payable and other liabilities                                   657.8            523.1
-----------------------------------------------------------------------------------------------
  Total liabilities                                                   12,757.3         11,204.3
-----------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized: 1,000 shares;
     issued: 1 share)                                                       --               --
Additional paid-in capital                                               686.1            685.1
Retained earnings                                                      1,340.1          1,157.5
Accumulated other changes in equity from nonowner sources                 32.5             11.8
-----------------------------------------------------------------------------------------------
  Total stockholder's equity                                           2,058.7          1,854.4
-----------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                           $14,816.0        $13,058.7
===============================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Nine Months Ended September 30,                              1998        1997
-------------------------------------------------------------------------------
Net cash provided by (used in) operating activities        $  736.5    $  492.5
-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                        (274.3)     (278.4)
Loans originated or purchased                              (4,818.8)   (3,551.7)
Loans repaid or sold                                        3,172.3     2,233.3
Purchases of investments                                     (353.4)     (286.6)
Proceeds from sales of investments                            188.1       148.2
Sale of other assets                                             --       240.1
Business acquisition                                             --    (1,617.6)
Proceeds from maturities of investments                         2.8         1.1
Other, net                                                     55.8          --
-------------------------------------------------------------------------------
  Net cash provided by (used in) investing activities      (2,027.5)   (3,111.6)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                (16.0)     (137.8)
Capital Contribution                                             --       520.0
Issuance of long-term debt                                    300.0       900.0
Payments of long-term debt                                   (350.0)     (350.0)
Net change in short-term borrowings                         1,258.0     1,675.0
Net change in certificates of deposit                         138.0        24.7
-------------------------------------------------------------------------------
  Net cash provided by (used in) financing activities       1,330.0     2,631.9
-------------------------------------------------------------------------------
Change in cash and cash equivalents                            39.0        12.8
Cash and cash equivalents at beginning of period               18.4        11.4
-------------------------------------------------------------------------------
Cash and cash equivalents at end of period                 $   57.4    $   24.2
===============================================================================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                   $  506.2    $  384.4
Cash paid during the period for income taxes               $   81.4    $   77.8
===============================================================================
See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

1.    Basis of Presentation

      Commercial Credit Company (CCC) is a wholly owned subsidiary of CCC Holdings, Inc., which is a wholly owned subsidiary of Travelers Group Inc.
      (TRV). On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of TRV. Following the Merger, TRV changed it name to Citigroup Inc. The condensed consolidated financial statements include the accounts of CCC and its subsidiaries (collectively, the Company).

      The accompanying condensed consolidated financial statements as of September 30, 1998 and for the three-month and nine-month periods ended September 30, 1998 and 1997 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the CCC's Annual Report on Form 10-K for the year ended December 31, 1997.

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

                                       Three Months Ended   Nine Months Ended
                                         September 30,         September 30,
                                        ----------------    -----------------
      (millions)                         1998      1997      1998       1997
                                        ------    ------    ------     ------

      Net income                        $ 78.4    $ 81.5    $198.6     $175.0
      Other changes in equity from
          nonowner sources                15.7       9.9      20.7        9.4
                                        ------    ------    ------     ------
          Total changes in equity
            from nonowner sources       $ 94.1    $ 91.4    $219.3     $184.4
                                        ======    ======    ======     ======

      In the 1998 third quarter, the Company adopted the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and for determining when specific costs should be capitalized and when they should be expensed. The impact of adopting SOP 98-1 was not significant.

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

3.    Consumer Finance Receivables

      Consumer finance receivables, net of unearned finance charges of $734.7 million and $728.3 million at September 30, 1998 and December 31, 1997, respectively, consisted of the following:

      (millions)                             September 30, 1998          December 31, 1997
                                             ------------------          -----------------

      Real estate-secured loans                      $6,085.7               $5,107.6
      Personal loans                                  4,231.9                3,922.2
      Credit cards                                    1,407.4                1,164.6
      Sales finance and other                           944.9                  857.0
                                                    ---------              ---------
      Consumer finance receivables,
        net of unearned finance charges              12,669.9               11,051.4
      Accrued interest receivable                        96.2                   85.6
      Allowance for credit losses                      (363.8)                (321.4)
                                                    ---------              ---------
      Net consumer finance receivables              $12,402.3              $10,815.6
                                                    =========              =========

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

4.    Debt

      CCC issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At September 30, 1998 and December 31, 1997, short-term borrowings consisted of commercial paper totaling $5,129.6 million and $3,871.6 million, respectively. CCC may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees.

      TRV, CCC and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The revolving credit facility consists of a five-year facility that expires in June 2001. At September 30, 1998, $300 million was allocated to CCC. TRV and CCC also have $200 million in 364-day facilities which expire in August 1999 and may be allocated to either of TRV or CCC. At September 30, 1998, $50 million was allocated to CCC. In addition TRV and CCC also have a $500 million 60-day facility which expires in November 1998 and may be allocated to either of TRV or CCC. At September 30, 1998 all of this facility was allocated to CCC. At September 30, 1998, there were no borrowings outstanding under any of these facilities.

      CCC also has committed and available revolving credit facilities on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five year facilities expiring in 2002 and $1.350 billion in a 364-day facility which expires in July 1999.

      CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1998, CCC would have been able to remit $750.7 million to its parent under its most restrictive covenants.

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

Item 2.  MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                            and RESULTS of OPERATIONS

Consolidated Results of Operations

                              Three Months Ended        Nine Months Ended
                                September 30,             September 30,
-------------------------------------------------------------------------
(In millions)                   1998        1997        1998       1997
-------------------------------------------------------------------------

Revenues                       $544.4      $483.9     $1,547.7   $1,256.2
=========================================================================
Net Income                     $ 78.4      $ 81.5     $  198.6   $  175.0
=========================================================================

Results of Operations

The consolidated net income of Commercial Credit Company (CCC) and subsidiaries (collectively, the Company) for the three months ended September 30, 1998 was $78.4 million compared to $81.5 million in the corresponding 1997 period. Revenues for the quarter ended September 30, 1998 were $544.4 million compared to $483.9 million in the corresponding 1997 period.

The net income of the Company for the nine months ended September 30, 1998 was $198.6 million compared to $175.0 million in the corresponding 1997 period. Revenues for the nine months ended September 30, 1998 were $1,547.7 million compared to $1,256.2 million in the corresponding 1997 period.

On July 31, 1997, CCC acquired Security Pacific Financial Services (Security Pacific) from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $393.2 million and is being amortized over 25 years. The purchase price for the transaction was financed primarily by CCC and by an equity contribution by Travelers Group Inc. (TRV) of $520 million.

The following discussion presents in more detail each segment's performance.

     Segment Results for the Three Months Ended September 30, 1998 and 1997

Consumer Finance Services

                                     Three Months Ended September 30,
                            ------------------------------------------------
(In millions)                       1998                      1997
----------------------------------------------------------------------------
                            Revenues   Net income     Revenues    Net income
----------------------------------------------------------------------------

Consumer Finance Services     $541.5        $83.2       $447.3         $65.1
============================================================================

Earnings in the third quarter of 1998 were $83.2 million compared to $65.1 million in the third quarter of 1997. This excellent performance reflects continued internal receivables growth in all major products, an improved charge-off rate, and the integration of Security Pacific into the Commercial Credit branch system since July 1997.

Receivables owned reached a record $12.67 billion, up 19% from the prior year period and up $1.62 billion or 15% since year-end 1997. This excludes $255.1 million in credit card receivables securitized on March 6, 1998. Much of the growth in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. Program, as well as solid sales in the branch network. On a managed basis, including securitized assets, receivables totaled $13.01 billion, an increase of $1.77 billion since year-end 1997.

During the third quarter of 1998, the average yield on owned receivables was 14.21%, down from 14.57% in the third quarter of 1997, reflecting the shift in the portfolio mix toward lower-risk real estate-secured loans, which have lower margins. At September 30, 1998, the owned portfolio consisted of 48% real estate-secured loans, 34% personal loans, 11% credit cards and 7% sales finance and other.

The charge-off rate on owned receivables of 2.39% in the third quarter of 1998 continued to improve from 2.50% in the third quarter of 1997 and from 2.66% in the second quarter of 1998. Delinquencies over 60 days on owned receivables were 2.27% at September 30, 1998, down from 2.35% at year-end 1997, but up from 2.17% at the end of the comparable quarter last year, which contained a short-term benefit from the transition of Security Pacific's portfolio to Commercial Credit's charge-off policies.

                                            As of, or for the
                                      Three Months Ended September 30,
                                      --------------------------------
                                            1998           1997
                                      --------------------------------
Allowance for credit losses as % of
  net outstandings                          2.87%          3.05%

Charge-off rate for the period              2.39%          2.50%

60 + days past due on a contractual
  basis as a % of gross consumer
  finance receivables at quarter end        2.27%          2.17%

Corporate and Other
                                  Three Months Ended September 30,
                             ------------------------------------------
(In millions)                        1998                  1997
-----------------------------------------------------------------------
                                       Net income            Net income
                             Revenues   (expense)  Revenues   (expense)
-----------------------------------------------------------------------

Corporate and Other (1)          $2.9      $(4.8)     $36.6       $16.4
=======================================================================

(1) Revenues and net income in 1997 include reported portfolio gains of $27.0 million and $16.5 million, respectively.

      Segment Results for the Nine Months Ended September 30, 1998 and 1997

The overall operating trends for the nine months ended September 30, 1998 and 1997 were substantially the same as those of the third quarter periods except as noted below:

Consumer Finance Services

                                     Nine Months Ended September 30,
                             -------------------------------------------------
 (millions)                           1998                     1997
------------------------------------------------------------------------------
                              Revenues     Net income    Revenues   Net income
------------------------------------------------------------------------------

Consumer Finance Services     $1,539.1         $211.6    $1,202.5       $165.9
==============================================================================

During the first nine months of 1998, the average yield on owned receivables was 14.18%, down from 14.55% in the first nine months of 1997. The charge-off rate on owned receivables of 2.60% in the first nine months of 1998 was improved from the 2.74% rate in the first nine months of 1997.

Corporate and Other

                                          Nine Months Ended September 30,
                                     ------------------------------------------
(millions)                                   1998                 1997
-------------------------------------------------------------------------------
                                               Net income            Net income
                                     Revenues   (expense)  Revenues   (expense)
-------------------------------------------------------------------------------
Total Corporate and Other (1)            $8.6     $(13.0)     $53.7       $ 9.1
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

TRV, CCC and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of TRV, CCC or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. At September 30, 1998, $300 million was allocated to CCC. TRV and CCC also have $200 million in 364-day facilities which expire in August 1999 and may be allocated to either of TRV or CCC. At September 30, 1998, $50 million was allocated to CCC. In addition TRV and CCC also have a $500 million 60-day facility which expires in November 1998 and may be allocated to either of TRV or CCC. At September 30, 1998 all of this facility was allocated to CCC. At September 30, 1998, there were no borrowings outstanding under any of these facilities.

In addition, CCC has committed and available revolving credit facilities on a stand-alone basis of $4.750 billion, consisting of $3.4 billion in five year facilities expiring in 2002 and $1.350 billion in a 364-day facility which expires in July 1999.

CCC has unused credit availability of $5.6 billion under the revolving credit facilities referred to above.

CCC is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At September 30, 1998, CCC would have been able to remit $750.7 million to its parent under its most restrictive covenants.

Year 2000 Date Conversion

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. In 1996, the Company began the process of identifying, assessing and implementing changes to computer programs to address the year 2000 issue and developed a comprehensive plan to address the issue. The issue involves the ability of computer systems that have time sensitive programs to recognize properly the year 2000. The inability to do so could result in major failure or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis.

The Company is in the process of implementing necessary changes, in accordance with its Year 2000 plan, to bring all its critical business systems into year 2000 compliance by early 1999. As part of and following, achievement of year 2000 compliance, systems have been, and will continue to be, subjected to a certification process which validates the renovated code before it is certified for use in production. In addition, the Company is developing contingency plans to be used in the event of an unexpected failure, which may result from the complex interrelationships among our clients, business partners, and other parties upon whom it relies. These plans are expected to be in place by December 31, 1998.

The total pre-tax cost associated with the required modifications and conversions is expected to be between $7 million and $10 million and is being expensed as incurred in the period 1996 through 1999, and is not expected to have a material effect on the Company's financial position, results of operations or liquidity. The Company also has third party customers, financial institutions, vendors and others with which it conducts business and has communicated with them on their plans to address and resolve year 2000 issues on a timely basis. While it is likely that these efforts by third party vendors will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future years.

Future Application of Accounting Standards

See Note 2 of Notes to Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Forward Looking Statements

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: the ability of the Company and third party vendors to modify computer systems for the Year 2000 date conversion in a timely manner. Readers also are directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

      (a)  Exhibits:

            See Exhibit Index.

      (b)  Reports on Form 8-K:

            On July 27, 1998, CCC filed a Current Report on Form 8-K, dated July 20, 1998 reporting under Item 5 thereof the results of its operations for the quarter ended June 30, 1998, and certain other selected financial data.

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

                            Commercial Credit Company


Date: November 12, 1998                       By   Raymond L. Fischer, Jr.
                                                 ---------------------------
                                                    Raymond L. Fischer, Jr.
                                                    Executive Vice President
                                                 (Principal Financial Officer)


Date: November 12, 1998                        By      Irwin Ettinger
                                                 -------------------------
                                                       Irwin Ettinger
                                                  Executive Vice President
                                                 (Chief Accounting Officer)

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