Form 10-K405
period 1998-12-31
COMMERCIAL CREDIT CO
filed 1999-03-17
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998
                                       OR

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

                                ----------------

Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
   -------------------                -----------------------------------------
10% Notes due May 1, 1999                      New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

                            REDUCED DISCLOSURE FORMAT

The registrant meets the conditions set forth in General Instruction I (1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Because the registrant is an indirect wholly owned subsidiary of Citigroup Inc., none of the registrant's outstanding voting stock is held by nonaffiliates of the registrant. As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was issued and outstanding.

                    Documents Incorporated by Reference: None

                            COMMERCIAL CREDIT COMPANY

                           Annual Report on Form 10-K

                     For Fiscal Year Ended December 31, 1998

                         ------------------------------

                               TABLE OF CONTENTS
Form 10-K
Item Number
-----------
                                                                            Page
                                                                            ----
       Part I
       ------

1.     Business...............................................................1
2      Properties.............................................................9
3.     Legal Proceedings.....................................................10
4.     Omitted Pursuant to General Instruction I

       Part II
       -------

5.     Market for Registrant's Common Equity and
          Related Stockholder Matters........................................11
6.     Selected Financial Data...............................................12
7.     Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................13
7A.    Qualitative and Quantitative Market Risk Disclosures..................21
8.     Financial Statements and Supplementary Data...........................21
9.     Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure................................21

       Part III
       --------

10-13. Omitted Pursuant to General Instruction I

       Part IV
       -------

14.    Exhibits, Financial Statement Schedules, and Reports
          on Form 8-K........................................................22
       Exhibit Index.........................................................23
       Signatures............................................................25
       Index to Consolidated Financial Statements and Schedules.............F-1

                                     PART I
                                     ------

Item 1. BUSINESS.

                                   THE COMPANY

            Commercial Credit Company (the "Company") is a financial services holding company engaged, through its subsidiaries, principally in consumer finance services. The Company's predecessor was founded in 1912. The Company is a wholly owned subsidiary of Citigroup Inc. ("Citigroup"), a diversified holding company whose businesses provide a broad range of financial services to consumer and corporate customers around the world. Citigroup's activities are conducted through Global Consumer (through several of Citigroup's subsidiaries, including the Company and its subsidiaries), Global Corporate and Investment Bank, Asset Management, and Investment Activities. The periodic reports of Citigroup provide additional business and financial information concerning that company and its consolidated subsidiaries.(1)

            The principal executive offices of the Company are located at 300 St. Paul Place, Baltimore, Maryland 21202; telephone number 410-332-3000.

                            CONSUMER FINANCE SERVICES

            The Company's Consumer Finance Services segment includes consumer lending services conducted primarily under the name "Commercial Credit," as well as credit-related insurance and credit card services.

            As of December 31, 1998, the Company maintained 980 loan offices in 45 states, including 19 servicing centers for loans sold through the independent agents (the "Primerica sales force") of Primerica Financial Services ("Primerica"), an affiliate of the Company. The Company owns one state-chartered bank and one federally chartered savings bank, each headquartered in Newark, Delaware. Total consumer finance receivables of this segment at December 31, 1998, 1997 and 1996 were approximately $13.4 billion, $11.0 billion and $8.0 billion, respectively. For an analysis of consumer finance receivables, net of unearned finance charges ("Consumer Finance Receivables"), see Note 6 of Notes to Consolidated Financial Statements.

            Loans to consumers include both fixed and variable rate real estate-secured loans, both fixed and variable rate unsecured and partially secured personal loans and fixed rate loans

----------
(1) Certain items in this Form 10-K, including certain matters discussed under
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" (the "MD&A"), are forward-looking statements. The matters referred to in such statements could be affected by the risks and uncertainties involved in the Company's business, including the effect of economic and market conditions, the level and volatility of interest rates, the impact of current or pending legislation and regulation and the other risks and uncertainties detailed herein, including in the Results of Operations section under the heading "Outlook" and in the Forward-Looking Statements section of the MD&A.

to finance consumer goods purchases. The Travelers Bank USA, a state-chartered bank located in Newark, Delaware, and a subsidiary of the Company, provides credit card loans as discussed below. The Company's loan offices are generally located in small to medium-sized communities in suburban or rural areas, and are managed by individuals who generally have considerable consumer lending experience. The primary market for consumer loan customers consists of households with an annual income of $20,000 to $50,000. The number of active loan customers (excluding credit card customers) was approximately 1,885,000 at December 31, 1998, as compared to approximately 1,893,000 at December 31, 1997 and approximately 1,307,000 at December 31, 1996. The Company also operates an agency that performs appraisals, sells title insurance and provides other closing-related services for the Company's real estate loans.

            The $.M.A.R.T. loan(R) and $.A.F.E.(R) loan programs involve the solicitation of applications for mortgage and personal loans exclusively through the Primerica sales force. At December 31, 1998, the total loans outstanding generated from this program were $2.950 billion, or approximately 22% of total loans outstanding, as compared to $2.257 billion, or approximately 21%, at December 31, 1997 and $1.516 billion, or approximately 19%, at December 31, 1996. In February 1998, Travelers Bank & Trust, fsb became the official lender for the $.M.A.R.T. loan(R) program.

            The average amount of cash advanced per real estate-secured loan made was approximately $48,400 in 1998, $44,700 in 1997 and $35,800 in 1996. The
average amount of cash advanced per personal loan made was approximately $4,600 in 1998, $4,400 in 1997 and $4,250 in 1996. The average real estate-secured loan size increased in 1998 and 1997 due to marketing initiatives that attracted customers for higher balance loans, particularly in first mortgage programs. The average annual yield for loans in 1998 was 14.25%, as compared to 14.74% in 1997 and 15.42% in 1996. The average annual yield for real estate-secured loans in 1998 was 11.80%, as compared to 11.73% in 1997 and 12.13% in 1996, and for personal loans it was 20.21% in 1998, as compared to 20.14% in 1997 and 20.45% in 1996. The average yield for real estate-secured loans has been affected by the normal run-off of older, higher yielding loans and growth in lower yielding, higher quality loans, while the average yield for personal loans has been affected by a shift in the portfolio to loans partially secured by real estate (classified as personal loans). Consumer Finance Services' average net interest margin for loans was 7.95% in 1998, 8.21% in 1997 and 8.74% in 1996.

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

            The following table sets forth the ratio of receivables delinquent for 60 days or more on a contractual basis (i.e., more than 60 days past due) to gross receivables outstanding:

     Ratio of Receivables Delinquent 60 Days or More to Gross Receivables
                               Outstanding (1)

                                     Real
                                     Estate-
                          Personal   Secured   Credit    Sales     Total
As of December 31,        Loans      Loans     Cards     Finance   Consumer
------------------        -----      -----     -----     -------   --------
   1998                    1.99%     1.80%      0.66%     1.98%     1.77%
   1997                    2.12%     1.61%      1.11%     1.89%     1.78%
   1996                    2.08%     1.50%      1.04%     1.54%     1.72%

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

       Ratio of Net Charge-Offs to Average Consumer Finance Receivables

                                     Real
                                     Estate-
Year Ended                Personal   Secured   Credit    Sales     Total
December 31,              Loans      Loans     Cards     Finance   Consumer
------------              -----      -----     -----     -------   --------
   1998                   6.04%      0.37%      2.20%     3.39%     2.68%
   1997                   5.82%      0.41%      2.67%     3.27%     2.80%
   1996                   5.95%      0.50%      2.94%     3.53%     3.12%

            The following table sets forth information regarding the ratio of allowance for losses to Consumer Finance Receivables:

        Ratio of Allowance For Losses to Consumer Finance Receivables

                              As of December 31,
                              ------------------
                                 1998   2.96%
                                 1997   2.94%
                                 1996   3.00%

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

            The following table sets forth gross written insurance premiums, net of refunds, for consumer finance customers:


                  Consumer Finance Insurance Premiums Written
                                 (In millions)

                                                         Year Ended December 31,
                                                         -----------------------
                                                          1998     1997    1996
                                                          ----     ----    ----
Premiums written by AHL and its affiliates(1)
Writings for consumer finance:
        Credit life                                    $  83.8  $  65.4   $ 42.7
        Credit disability and other                       93.6     91.0     63.1
        Credit property and other                         97.6     51.5     18.0
                                                       -------  -------   ------
            Total                                      $ 275.0  $ 207.9   $123.8
                                                       =======  =======   ======
Premiums written by other insurance companies(2)
        Credit property and other                      $  14.6  $  26.9   $ 42.9
                                                       =======  =======   ======

----------
(1) Premiums are written by AHL and other subsidiaries of Citigroup.
(2) Premiums are written by nonaffiliated insurers for consumer finance customers.

            The increase in premiums year-over-year is the result of growth in receivables and expanded availability of certain products in additional states.

            See Note 8 of Notes to Consolidated Financial Statements for information regarding reinsurance activities.

Credit Card and Other Services

            The Travelers Bank USA is a state-chartered bank located in Newark, Delaware, which provides credit card services, including upper market gold and platinum credit card services, to individuals and to affinity groups (such as nationwide professional associations and fraternal organizations) and loans to finance consumer goods purchases. Travelers Bank & Trust, fsb (together with The Travelers Bank USA, the "Banks") is a federally chartered savings bank located in Newark, Delaware, which, until January 1, 1999, also provided credit card services. Although the Banks have historically limited their activities to credit card operations, in February 1998, Travelers Bank & Trust, fsb became the official lender for the $.M.A.R.T. loan(R) program.

            The following table sets forth aggregate information regarding credit cards issued by the Banks.

                  Credit Cardholders and Total Outstandings
                             (Dollars in millions)

                                      As of, or for the year ended, December 31,
                                      ------------------------------------------
                                            1998        1997          1996
                                            ----        ----          ----
Approximate total credit cardholders     1,284,000      984,000     791,000
Approximate gold/platinum credit
cardholders(1)                           1,033,000      792,000     642,000
Total outstandings                        $1,398.5     $1,158.1      $900.6
Average annual yield                         9.39%       10.88%      11.89%

----------
(1) Platinum credit cards were offered beginning in 1998.

            The decrease in the average annual yield in 1998 and 1997 primarily resulted from the offering of promotional rates in both years to encourage the transfer of credit card balances to the Banks. The primary market for The Travelers Bank USA's credit cards consists of households with annual incomes of $40,000 and above.

            The Banks offer deposit-taking services (which as to The Travelers Bank USA are limited to deposits of at least $100,000 per account). At December 31, 1998, deposits of unaffiliated entities were $322.2 million, as compared to $45.0 million at December 31, 1997 and $81.9 million at December 31, 1996.

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

            The Company's two insured depository institution subsidiaries are also subject to extensive federal and state regulation. The Travelers Bank USA must undergo periodic examination by the Delaware State Bank Commissioner and the Federal Deposit Insurance Corporation. Travelers Bank & Trust, fsb is subject to regulation and examination by the Office of Thrift Supervision.

            The Company is an indirect subsidiary of Citigroup, a bank holding company within the meaning of the U.S. Bank Holding Company Act of 1956, registered with, and subject to examination by, the Federal Reserve Board ("FRB"). The activities of U.S. bank holding companies (such as Citigroup) and their subsidiaries (such as the Company and its subsidiaries) are generally limited to the business of banking, managing or controlling banks and other activities that the FRB determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

            U.S. insured depository institution subsidiaries are subject to risk-based capital and leverage guidelines issued by U.S. regulators for banks, savings associations, and bank holding companies. The regulatory agencies are required by law to take specific prompt actions with respect to institutions that do not meet minimum capital standards and in this regard have defined five capital tiers, the highest of which is "well-capitalized." As of December 31, 1998, the Banks were each "well capitalized."

            The Banks are subject to additional regulations relating to reporting, dividends and permitted asset and liability products. The Banks are also subject to the Community Reinvestment Act, which assesses the records of the Banks in helping to meet the credit needs in the delineated community of the Banks, including low and moderate income neighborhoods, consistent with a safe and sound banking operation. In addition, a number of federal and state consumer protection laws and regulations are applicable to the Banks including the Truth in Lending Act, which requires disclosure to the consumer of the cost of credit and governs billing dispute resolution, the Equal Credit Opportunity Act, which prohibits discrimination in any aspect of a credit transaction based on race, color, national origin, gender, marital status, age, income from public assistance programs or exercise of rights under the Consumer Protection Act, and the Fair Credit Reporting Act, which is aimed at ensuring the accuracy and fairness of the mechanism by which consumer credit and other information about consumers is assembled and evaluated. Travelers Bank & Trust, fsb is also covered by the Home Mortgage Disclosure Act, which requires disclosure of customer demographics, including race, gender and age.

            There are various legal restrictions on the extent to which a bank holding company and certain of its nonbank subsidiaries can borrow or otherwise obtain credit from banking subsidiaries or engage in certain other transactions with or involving those banking subsidiaries. In general, these restrictions require that any such transactions must be on terms that would ordinarily be offered to unaffiliated entities and secured by designated amounts of specified collateral. Transactions between a banking subsidiary and the holding company or any nonbank subsidiary are limited to 10 percent of the banking subsidiary's capital stock and surplus, and as to the holding company and all such nonbank subsidiaries in the aggregate, to 20 percent of the bank's capital stock and surplus.

            The Company's right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any shareholder (such as the Company) or creditor thereof.

            In the liquidation or other resolution of a failed U.S. insured depository institution, deposits and certain claims for administrative expenses and employee compensation are afforded a priority over other general unsecured claims, including non-deposit claims and claims of a parent such as the Company. Such priority creditors would include the FDIC, which succeeds to the position of insured depositors.

            A depository institution insured by the FDIC that is under common control with a failed or failing FDIC-insured institution can be required to indemnify the FDIC for losses resulting from the insolvency of the failed institution, even if this causes the affiliated institution also to become insolvent. Any obligations or liability owed by a subsidiary depository institution to its parent company is subordinate to the subsidiary's cross-guarantee liability with respect to commonly controlled insured depository institutions and to the rights of depositors.

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

            Various legislation including proposals that would modify certain laws and regulations affecting the financial services industry, including the provisions regarding affiliations among insurance companies, investment banks and commercial banks is from time to time introduced in Congress. Such legislation may change the governing statutes and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways. The Company cannot determine whether such potential legislation will ultimately be enacted, and if enacted, the ultimate effect that any such potential legislation or implementing regulations would have upon the financial condition or results of operations of the Company or its subsidiaries.

                         CORPORATE AND OTHER OPERATIONS

            The Corporate and Other segment consists of corporate staff and treasury operations, corporate investments and certain corporate income and expenses that have not been allocated to the operating subsidiaries.

            The Company holds (directly and through a subsidiary) 2,105 shares of Cumulative Adjustable Rate Preferred Stock, Series Y, of Citigroup, with a liquidation value of $100,000 per share, which is redeemable at the option of the holder at certain times and callable by Citigroup at certain times.

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

            At December 31, 1998, the Company had approximately 6,400 full-time employees. The Company also employs part-time employees.

                                OTHER INFORMATION

Source of Funds

            For a discussion of the Company's sources of funds and maturities of the long-term debt of the Company, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources," and Note 7 of Notes to Consolidated Financial Statements.

            The following table sets forth information concerning annual weighted average interest rates on the Company's borrowed funds:

                    Annual Weighted Average Interest Rates

                                           Years ended December 31,
                                           ------------------------
                                           1998     1997      1996
                                           ----     ----      ----
      Savings accounts, certificates and
       deposits                           5.1%       5.1%     5.9%
      Short-term borrowings(1)            5.6%       5.6%     5.4%
      Long-term borrowings(2)             7.1%       7.1%     7.3%
      Total borrowings                    6.4%       6.6%     6.9%

----------
(1) Includes all commercial paper and short-term bank loans; does not include cost of maintaining bank credit lines.
(2) Includes current maturities of long-term debt and amortization of long-term debt expenses.

Taxation

            For a discussion of tax matters affecting the Company and its operations, see Notes 1 and 10 of Notes to Consolidated Financial Statements.

Financial Information about Industry Segments

            For financial information regarding industry segments of the Company, see Note 4 of Notes to Consolidated Financial Statements.

Item 2. PROPERTIES.

            The Company is engaged in the business of providing services that are generally not dependent upon their physical plant. Offices and other properties used by the Company and its subsidiaries are located throughout the United States. Most office locations and other properties are leased on terms and for durations that are reflective of commercial standards in the communities where such offices and other properties are located. No office owned by the Company is material to the Company's financial condition or operations.

            The Company believes its properties are adequate and suitable for its business as presently conducted and are adequately maintained. For further information concerning leases, see Note 15 of Notes to Consolidated Financial Statements.

Item 3. LEGAL PROCEEDINGS.

            This section describes the major pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or its subsidiaries is a party or to which any of their property is subject. Certain other pending matters previously reported by the Company are no longer required to be disclosed herein.

            A number of cases have been filed against several consumer finance companies relating to charges for various forms of insurance or for refinancing of loans. The Company and some of its subsidiaries have been named as defendants in these cases and have vigorously defended against the claims asserted by plaintiffs and intend to continue to do so.

            In June 1994, a putative class action lawsuit, entitled Princess Nobels, et al., v. Associates Corporation of North America, was filed against the Alabama subsidiary of the Company in the U.S. District Court for the Middle District of Alabama claiming that charges for non-filing insurance violate the Truth in Lending Act and the Racketeer Influenced and Corrupt Organization Act. In May 1996, an additional putative class action entitled Keckler v. Commercial Credit Corporation was filed in the U.S. District Court for the Northern District of Florida with similar allegations to the Nobels case. In February 1997, Keckler was transferred to the Middle District of Alabama pursuant to a multi-district litigation plan and was consolidated for pre-trial purposes with Nobels. Keckler seeks a nationwide class action with regard to the charges for non-filing insurance by all of the Company's subsidiaries other than those in Alabama. In November 1997, the plaintiffs in Nobels were granted leave to amend the complaint to embrace a nationwide class, which is essentially duplicative of the class described in Keckler. In September 1998, the court ordered the parties to submit to mediation with a court-appointed mediator and has stayed all proceedings in the action pending the outcome of the mediation process.

            Beginning in June 1994, a number of putative class actions have been filed against the Alabama subsidiary of the Company alleging that premiums charged on credit life insurance were excessive. These cases, which essentially duplicate each other, are: Lawrence v. Commercial Credit Corporation, et al., filed in the Circuit Court of Jefferson County, Alabama in June 1994; Royster v. Commercial Credit Corporation, et al., filed in the Circuit Court of Walker County, Alabama in September 1995; Hughes v. Commercial Credit Corporation, filed in the Circuit Court of Calhoun County, Alabama in July 1996; and Smith v. Commercial Credit Corporation, filed in the Circuit Court of Walker County, Alabama in December 1996. In December 1996, a settlement class was conditionally certified in the Hughes case. But several decisions of the Alabama Supreme Court cast doubt on whether that Court has jurisdiction to entertain the settlement in Hughes. In the event that it is determined that the Court in Hughes does not have jurisdiction, the Lawrence case will proceed.

            In October 1995, a putative class action entitled McCurdy v. American General Finance was filed in the U.S. District Court for the Middle District of Alabama on behalf of borrowers who purchased credit property insurance from the Alabama subsidiary of the Company. The allegations in McCurdy are similar to those in the above-referenced credit life cases. In May 1997, a class of Alabama purchasers of credit property insurance between 1993 and 1996 was certified. As with the Hughes case discussed above, subsequent decisions of the Alabama Supreme Court cast doubt on the viability of the claims in this action.

            In September 1997, the Alabama subsidiary of the Company was named as a defendant in a purported class action filed in the Circuit Court of Marengo County, Alabama entitled Daniel, et al. v. Commercial Credit Corporation. Plaintiffs assert claims for fraud and suppression of facts which defendant had a duty to disclose in connection with the refinancing of loans or the supposed practice of "flipping" loans. In January 1998, the Alabama Court of Civil Appeals issued a decision which casts doubt on the viability of the plaintiff's theory of liability in this case.

            On June 30, 1998, CC Finance System Inc. (formerly Security Pacific Finance System Incorporated, "Security Pacific"), a subsidiary of the Company, was served by Norwest Financial, Inc. ("Norwest") with a demand for arbitration pursuant to a contract for data processing services between Security Pacific and Norwest. The demand asserts a claim for approximately $42 million of damages as a result of Security Pacific's alleged breach of the contract following the acquisition of Security Pacific by the Company in July 1997. The arbitration will be conducted in accordance with the rules and procedures of the American Arbitration Association. The Company has vigorously defended against the claim asserted by Norwest and intends to continue doing so.

            Because the nature of the business of the Company and its subsidiaries involves the collection of numerous accounts, the validity of liens, accident and other damage or loss claims under many types of insurance, and the construction and interpretation of contracts, the Company and its subsidiaries are plaintiffs and defendants in numerous legal proceedings. In the opinion of the Company's management, none of these actions is expected to have a material adverse effect on the consolidated financial condition of the Company and its subsidiaries.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Pursuant to General Instruction I of Form 10-K, the information required by Item 4 is omitted.

                                   PART II
                                   -------

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            All of the outstanding common stock of the Company is owned by CCC Holdings, Inc., which is a wholly owned subsidiary of Citigroup.

ITEM 6.  SELECTED FINANCIAL DATA

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                  FIVE-YEAR SUMMARY OF SELECTED FINANCIAL DATA
                             In Millions of Dollars

Year Ended December 31,(1)      1998        1997         1996        1995         1994
---------------------------  -----------  ----------  -----------  ----------   ----------
Total revenues (2)            $2,136.1     $1,741.1    $1,441.1    $1,392.4      $1,598.0

Net income (3)                  $285.7       $232.3      $187.5      $211.5        $221.4

December 31,
------------

Total assets                 $15,817.8    $12,953.2    $9,266.9    $8,555.3      $8,161.4
Total debt                   $12,463.6    $10,228.9    $7,333.9    $6,692.5      $6,388.1

----------
(1) The results of Security Pacific Financial Services are included only from July 31, 1997, the date of acquisition (see Note 3 of Notes to Consolidated Financial Statements).

(2) On December 30, 1994 the Company sold its remaining 50% interest in Commercial Insurance Resources, Inc., the parent of Gulf Insurance Company
      (Gulf), and accordingly results of operations subsequent to 1994 do not include Gulf's results.

(3) The year ended December 31, 1998 includes a restructuring charge of $1.0 million after-tax.

ITEM 7. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                       and RESULTS of OPERATIONS

Consolidated Results of Operations

                                                  Year Ended December 31,
                                           ------------------------------------
In Millions of Dollars                        1998        1997        1996
-------------------------------------------------------------------------------
Total revenues, net of interest expense    $1,427.8    $1,167.0    $  965.6
                                           ====================================
Business income (1)                        $  286.7    $  232.3    $  187.5
                                           ====================================
Net income                                 $  285.7    $  232.3    $  187.5
                                           ====================================

(1) Excludes restructuring charge.

Results of Operations

The business income of Commercial Credit Company (the Company) for the year ended December 31, 1998 was $286.7 million compared to $232.3 million in 1997 and $187.5 million in 1996. Total revenues, net of interest expense for the year ended December 31, 1998 were $1,427.8 million compared to $1,167.0 million in 1997 and $965.6 million in 1996. Net income for 1998 includes a restructuring charge of $1.0 million.

On July 31, 1997, the Company acquired Security Pacific Financial Services (Security Pacific) from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $393.2 million and is being amortized over 25 years. The purchase price for the transaction was financed primarily by the Company and by an equity contribution by Citigroup of $520 million to the Company. This acquisition has been accounted for as a purchase and accordingly the results of operations for Security Pacific are included with those of the Company since its date of acquisition.

The Company's main business segments include Consumer Finance Services and Corporate and Other operations. Consumer Finance Services consists of Consumer Finance and Credit Cards. Consumer Finance includes the consumer lending operation (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing) of the Company. Also included are related credit insurance services provided through subsidiaries. The credit card operations of the Company are included in Credit Cards, and accordingly, all data has been restated to reflect this. The following discussion presents in more detail each segment's performance.

Consumer Finance

In Millions of Dollars                          1998         1997     1996
------------------------------------------------------------------------------
Total revenue, net of interest expense (1)   $ 1,337.5    $1,066.9   $ 917.1
Adjusted operating expense (2)                   504.0       422.0     316.0
                                             ---------------------------------
Operating margin                                 833.5       644.9     601.1
Credit costs (3)                                 418.6       315.9     296.0
                                             ---------------------------------
Business income before taxes                     414.9       329.0     305.1
Income taxes                                     151.4       116.0     105.9
                                             ---------------------------------
Business income                                  263.5       213.0     199.2
Restructuring charge, after-tax                    1.0          --        --
                                             =================================
Net income                                    $  262.5    $  213.0   $ 199.2
                                             =================================

(1) Revenues and net income in 1996 includes a portion of the gain ($1.2 million and $.7 million, respectively) from the disposition of RCM Capital Management, a California Limited Partnership (RCM).

(2)   Excludes restructuring charge.

(3)   Represents provision for credit losses and insurance claims expense.

Business income was $263.5 million in 1998 compared to $213.0 million in 1997 and $199.2 million in 1996. The 24% increase in 1998 reflects continued internal receivables growth in all major products, an improved charge-off rate and the integration of Security Pacific into the branch system since July 1997. The 7% increase in 1997 reflects strong receivables growth in all major products, largely as a result of investments made over the year in marketing, training and systems enhancements. Net receivables at December 31, 1998 reached a record $11.9 billion compared to $9.8 billion at year-end 1997 and $7.1 billion at year-end 1996. Much of the growth in 1998 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. loan(R) program, as well as solid sales in the branch network. The receivables increase in 1997 reflects strong internal growth as well as the July 31, 1997 acquisition of Security Pacific, which contributed approximately $1.2 billion in receivables growth. Internal sources grew receivables 22% over year-end 1996 levels. The growth during 1998 and 1997 was led by the Primerica Financial Services generated portfolio, which grew 31% to $2.95 billion in 1998 and 49% to $2.26 billion in 1997.

While total interest margin increased in 1998 from the 1997 and 1996 periods due to the increase in the portfolio, average net interest margin declined 10 basis points in 1998 to 8.46% and declined 46 basis points in 1997 to 8.56%, reflecting a decline in the average yield to 14.88% in 1998 and 15.24% in 1997. These declines were partially offset by a decrease in cost of funds over the period. The decline in the average yield has resulted from a shift in the portfolio mix towards lower yielding, higher quality real estate loans, particularly first mortgage loans.

Consumer Finance borrows from the corporate treasury operations of the Company, which raises funds externally. For fixed rate loan products, Consumer Finance is charged agreed-upon rates that generally have been set within a narrow range. For variable rate loan products, Consumer Finance is charged rates based on prevailing short-term rates. The Company's actual cost of funds may be higher or lower than rates charged to Consumer Finance, with the difference reflected in the Corporate and Other segment. Overall rates charged to Consumer Finance approximated 6.42% in 1998, 6.68% in 1997 and 6.84% in 1996. Beginning in the 1998 fourth quarter, Consumer Finance began to access Citibank's deposit funding through its thrift subsidiary, Travelers Bank and Trust, fsb.

The net credit loss ratio of 2.74% in 1998 was down from 2.82% in 1997 and 3.14% in 1996. As a result of the Security Pacific acquisition, net credit losses in the second half of 1997 reflect a short-term benefit largely from the transition of that portfolio to the Company's charge-off policies.

Restructuring charges associated with the merger of Citicorp with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. of $1.5 million ($1.0 million after tax) were recorded in the fourth quarter of 1998.

As of December 31, 1998, the Company had 980 branches, making it one of the largest domestic branch networks in the consumer finance industry.

                                                                As of, or for the
                                                              Year Ended, December 31,
                                                         --------------------------------
                                                            1998       1997       1996
                                                         --------------------------------
Allowance for credit losses as a % of net outstandings      3.10%      2.94%      3.01%
Charge-off rate for the year                                2.74%      2.82%      3.14%
60 + days past due on a contractual basis as a % of gross
  consumer finance receivables at year end                  1.90%      1.86%      1.80%

Insurance subsidiaries of the Company provide credit life, health and property insurance to Consumer Finance customers. Premiums earned were $205.4 million in 1998, $173.6 million in 1997 and $152.4 million in 1995. The increase in premiums year-over-year is the result of growth in underlying receivables and expanded availability of certain products in additional states.

Credit Cards
In Millions of Dollars                         1998          1997     1996
----------------------------------------------------------------------------
Total revenue, net of interest expense        $117.5       $106.6   $ 84.6
Operating expense                               52.9         48.3     35.7
                                          ----------------------------------
Operating margin                                64.6         58.3     48.9
Provision for credit losses                     19.4         34.4     26.2
                                          ----------------------------------
Business income before taxes                    45.2         23.9     22.7
Income taxes                                    16.8          9.0      8.4
                                          ==================================
Net income                                    $ 28.4       $ 14.9   $ 14.3
                                          ==================================

Net income was $28.4 million in 1998 compared to $14.9 million in 1997 and $14.3 million in 1996. The 90% increase in net income in 1998 reflects continued receivables growth and a reduction in the provision for credit losses in relation to receivable levels resulting from improving charge-off and delinquency rates. Net income for 1997 was unchanged from 1996. Net receivables at December 31, 1998 reached a record $1,399 million compared to $1,158 million at year-end 1997. Much of the growth resulted from marketing initiatives, including introductory rates.

The net interest margin for 1998 decreased to 3.96% from 5.45% in 1997 due primarily to the use of introductory rates.

Like the Consumer Finance segment, Credit Cards borrows primarily from the corporate treasury operations of Commercial Credit Company. Beginning in the 1998 fourth quarter, The Travelers Bank USA (the Company's state-chartered bank subsidiary) began to access Citibank's deposit funding.

                                                                  As of, or for the
                                                              Year Ended, December 31,
                                                         --------------------------------
                                                              1998      1997      1996
                                                         --------------------------------
Allowance for credit losses as a % of net outstandings         1.65%     2.88%     2.96%
Charge-off rate for the year                                   2.20%     2.66%     2.92%
60 + days past due on a contractual basis as a % of gross
  consumer finance receivables at year end                     0.66%     1.11%     1.04%

Asset Quality -- Consumer Finance Services assets totaled approximately $15.3 billion at December 31, 1998, of which $13.0 billion, or 85%, represented the net consumer finance receivables (after accrued interest and the allowance for credit losses). These receivables were predominantly residential real estate-secured loans and personal loans. Receivable quality depends on the likelihood of repayment and the value of underlying collateral, where applicable. The Company seeks to reduce its risks by focusing on individual lending, making a greater number of smaller loans than would be practical in commercial markets, and maintaining disciplined control over the underwriting process. In response to the high level of personal bankruptcies in the unsecured market, the Company has shifted its portfolio mix toward higher quality real estate loans, particularly first mortgage loans. The Company has a geographically diverse portfolio as described in Note 6 of Notes to Consolidated Financial Statements. The Company believes that its loss reserves on the consumer finance receivables are appropriate given current circumstances.

Of the remaining Consumer Finance Services assets, approximately $1.1 billion were investments of insurance subsidiaries, including $906 million of fixed income securities and $99 million of short-term investments with a weighted average quality rating of A1.

Outlook -- The Consumer Finance Services results over the last several years have been influenced by a higher level of loan losses, as a result of a higher level of personal bankruptcies. Consumer Finance Services is also affected by the interest rate environment and general economic conditions. The lower interest rate environment has resulted in modest downward pressure on interest rates charged on new receivables secured by real estate and credit cards. For the Company overall, however, these trends would be offset by the lower costs of funds. From time to time low interest rates combined with aggressive competitor pricing may increase the likelihood of prepayments of mortgage loans. This impact has been mitigated by a number of programs instituted by the Company including those designed to attract first mortgage business.

Corporate and Other
In Millions of Dollars                           1998       1997        1996
--------------------------------------------------------------------------------
Total revenue, net of interest expense (1)       $(27.2)    $( 6.5)  $   (36.1)
Operating expense                                 (15.4)     (11.4)        7.4
                                             -----------------------------------
Business income before income taxes               (11.8)       4.9       (43.5)
Income taxes                                      ( 6.6)        .5       (17.5)
                                             -----------------------------------
Net income (1)                                   $( 5.2)    $  4.4   $   (26.0)
                                             ===================================

(1) Revenues and net income in 1997 include reported portfolio gains of $27.0 million and $16.5 million, respectively. Revenues and net income in 1996 include a portion of the gain ($1.6 million and $1.2 million, respectively) from the disposition of RCM.

The variance in Corporate and Other net expense (excluding reported portfolio gains in 1997) in 1998 compared to 1997 is primarily attributable to the resolution in 1998 of certain contingencies (including environmental investigations) on terms more favorable than had been originally estimated.

The favorable variance in Corporate and Other net expense (excluding reported portfolio gains in 1997 and the RCM gain in 1996) in 1997 compared to 1996 is primarily attributable to increased earnings on a corporate investment and lower interest cost borne at the corporate level.

Market Risk

The table below reflects the estimated change in the fair value of financial instruments as a result of a 100 basis point increase in interest rates.

In Millions of Dollars                                                   1998
                                                                         ----
Assets
------
Investments                                                            $ (51.7)
Net consumer finance receivables                                         256.1

Liabilities
-----------
Long-term debt                                                         $(102.3)

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

Citigroup, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, all of the facility is allocated to Citigroup. Citigroup and the Company also have $450 million in 364-day facilities, $200 million which expires in August 1999 and $250 million which expired in March 1999 and may be allocated to either of Citigroup or the Company. Currently, all of this facility is allocated to Citigroup. In addition, the Company has committed and available revolving credit facilities on a stand-alone basis of $4.75 billion consisting of $3.4 billion that expires in 2002 and $1.35 billion that expires in July 1999.

The Company has unused credit availability of $4.75 billion under the revolving credit facilities referred to above.

Two wholly owned subsidiaries of the Company have one year renewable funding agreements totaling $8.0 billion with Citibank, N.A., a wholly owned subsidiary of Citigroup. Approximately $5.0 billion is available under these agreements.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At December 31, 1998, the Company would have been able to remit $819.3 million to its parent under its most restrictive covenants.

During 1998 the Company completed the following long-term debt offering, leaving $2.35 billion available for debt offerings and $400 million available for trust security offerings under its shelf registration statements:

       o   6.25% Notes due January 1, 2008...........$300 million

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

Year 2000

The arrival of the year 2000 poses a unique worldwide challenge to the ability of time sensitive computer systems to recognize the date change from December 31, 1999 to January 1, 2000. The Company has assessed and is modifying its computer systems and business processes to provide for their continued functionality and is also assessing the readiness of third parties with which it interfaces.

The Company is highly dependent on computer systems and system applications for conducting its ongoing business functions. The inability of systems to recognize properly the year 2000 could result in major systems failure or miscalculations that would disrupt the Company's ability to meet its customer and other obligations on a timely basis, and the Company has engaged in a process of identifying, assessing, and modifying its computer programs to address this issue. As part of and following achievement of year 2000 compliance, systems are subjected to a process that validates the modified programs before they can be used in production.

The pre-tax cost associated with the required modifications and conversions is expected to total approximately $10 million through 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs. This is being expensed as incurred. Of the total, approximately $6.4 million has been incurred to date, including approximately $4.5 million in 1998.

Substantially all of the required modification and internal testing work has been completed at year-end 1998, with the remainder scheduled for completion early in 1999, leaving the rest of the year 1999 primarily for external testing, full integration testing and production assurance. The Company is addressing other technology-related matters including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data center systems, and the desktop environment, and these are similarly progressing towards timely resolution.

The Company is also addressing year 2000 issues that may exist outside its own technology activities, including its facilities and business processes, external service providers, and other third parties with which it interfaces. Substantially all of the Company's facilities and related systems have been investigated, and modification is under way. Other business processes are likewise being addressed across the Company.

Significant third parties with which the Company interfaces with regard to the year 2000 problem include customers and counterparties, external service providers, technology vendors, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company is addressing these risks through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While it is likely that efforts by third parties to address and resolve their year 2000 issues on a timely basis will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods.

The Company is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include planning to mitigate any risks associated with a failure to complete remediation of critical systems, business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of failure of systems or processes outside the Company's control. Contingency planning and preparations for the management of the date change will continue through 1999. Notwithstanding these activities, the failure of efforts to address in a timely manner, the year 2000 problem, could have a material adverse effect on the Company's results of operations in future years.

Forward-Looking Statements

Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. In particular, the information appearing in the Results of Operations section under the heading "Outlook" for the Company's consumer finance services business segment is forward-looking. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, interest rates, and the level of personal bankruptcies; customer responsiveness to both new products and distribution channels; competitive, regulatory, or tax changes that affect the cost of or demand for the Company's products; and adverse litigation results. Readers also are directed to other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

Item 7A. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES.

            See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk."

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

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

      (a)   Documents filed as a part of the report:

            (1) Financial Statements. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (2) Financial Statement Schedules. See Index to Consolidated Financial Statements and Schedules on page F-1 hereof.

            (3)   Exhibits:

                  See Exhibit Index.

      (b)   Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the fourth quarter of 1998.

                                 EXHIBIT INDEX
                                 -------------

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

4.01.3+ Agreement of Resignation, Appointment and Acceptance, dated as of December 16, 1998, by and among the Company, Citibank, N.A. and The First National Bank of Chicago.

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

Exhibit
Number      Description of Exhibit
------      ----------------------

10.02.1 Five-Year Credit Agreement dated as of July 18, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-6594).

10.02.2+ Amended and Restated Credit Agreement dated as of July 10, 1998 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

12.01+      Computation of Ratio of Earnings to Fixed Charges.

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01+      Consent of KPMG LLP, Independent Certified Public Accountants.

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

----------
+ Filed herewith.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of March, 1999.


                                           COMMERCIAL CREDIT COMPANY
                                           (Registrant)

                                           By: /s/ Marjorie Magner
                                               ---------------------------------
                                               Marjorie Magner, Chief Executive
                                               Officer and President

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities indicated on the 17th day of March, 1999.


             Signature                     Title

        /s/ Marjorie Magner                Chief Executive Officer (Principal
-----------------------------------        Executive Officer), President and
            Marjorie Magner                Director


        /s/ Irwin Ettinger                 Executive Vice President, Chief
-----------------------------------        Accounting Officer (Principal
            Irwin Ettinger                 Accounting Officer) and Director

     /s/ Raymond L. Fischer, Jr.           Executive Vice President and Chief
-----------------------------------        Financial Officer (Principal
         Raymond L. Fischer, Jr.           Financial Officer)

     /s/ Robert B. Willumstad
-----------------------------------
         Robert B. Willumstad              Chairman of the Board and Director

        /s/ Robert I. Lipp
-----------------------------------
            Robert I. Lipp                 Director

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES*
--------------------------------------------------------------------------------

                                                                       Page
                                                                      Herein
                                                                      ------
Independent Auditors' Report                                            F-2

Consolidated Statement of Income for the years ended
December 31, 1998, 1997 and 1996                                        F-3

Consolidated Statement of Financial Position at
December 31, 1998 and 1997                                              F-4

Consolidated Statement of Changes in Stockholder's
Equity for the years ended December 31, 1998, 1997 and 1996             F-5

Consolidated Statement of Cash Flows for the years ended
December 31, 1998, 1997 and 1996                                        F-6

Notes to Consolidated Financial Statements                          F-7 - F-29

*Schedules not listed are omitted as not applicable or not required by Regulation S-X.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholder
Commercial Credit Company:

We have audited the consolidated financial statements of Commercial Credit Company and subsidiaries as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commercial Credit Company and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ KPMG LLP

Baltimore, Maryland
January 25, 1999

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                        Consolidated Statement of Income
                             In Millions of Dollars

Year Ended December 31,                         1998        1997        1996
--------------------------------------------------------------------------------
Revenues
Finance related interest and other charges     $1,744.1    $1,404.1    $1,163.2
Insurance premiums                                205.4       173.6       152.4
Interest and dividends                             64.5        71.7        54.7
Other income                                      122.1        91.7        70.8
--------------------------------------------------------------------------------
  Total revenues                                2,136.1     1,741.1     1,441.1
--------------------------------------------------------------------------------
Expenses
Interest                                          708.3       574.1       475.5
Policyholder benefits and claims                   68.2        61.2        49.5
Insurance underwriting, acquisition and
  operating                                        27.5        26.6        27.9
Non-insurance compensation and benefits           182.8       164.7       133.5
Provision for consumer finance credit losses      369.8       289.1       272.7
Restructuring charges                               1.5          --          --
Other operating                                   331.2       267.6       197.7
--------------------------------------------------------------------------------
   Total expenses                               1,689.3     1,383.3     1,156.8
--------------------------------------------------------------------------------
Income before income taxes                        446.8       357.8       284.3
Provision for income taxes                        161.1       125.5        96.8
--------------------------------------------------------------------------------
Net income                                     $  285.7    $  232.3    $  187.5
================================================================================

See Notes to Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                  Consolidated Statement of Financial Position
                             In Millions of Dollars

                                                                          1998         1997
----------------------------------------------------------------------------------------------
Assets
Cash and cash equivalents                                              $    62.3    $    18.4
Investments:
   Fixed maturities                                                      1,089.6        926.8
   Equity securities                                                        77.2         74.4
   Short-term and other                                                     99.8         92.7
----------------------------------------------------------------------------------------------
  Total investments                                                      1,266.6      1,093.9
----------------------------------------------------------------------------------------------
Consumer finance receivables                                            13,394.2     11,031.5
Allowance for losses                                                      (392.7)      (321.4)
----------------------------------------------------------------------------------------------
Net consumer finance receivables                                        13,001.5     10,710.1
Other receivables                                                          158.1        198.5
Deferred policy acquisition costs                                            3.5          4.2
Cost of acquired businesses in excess of net assets                        470.7        476.8
Other assets                                                               855.1        451.3
----------------------------------------------------------------------------------------------
Total assets                                                           $15,817.8    $12,953.2
==============================================================================================
Liabilities
Certificates of deposit                                                $   322.2    $    57.3
Short-term borrowings                                                    5,891.4      3,871.6
Long-term debt                                                           6,250.0      6,300.0
----------------------------------------------------------------------------------------------
  Total debt                                                            12,463.6     10,228.9
Insurance policy and claims reserves                                       553.2        452.3
Accounts payable and other liabilities                                     684.2        486.0
----------------------------------------------------------------------------------------------
  Total liabilities                                                     13,701.0     11,167.2
----------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued
  and outstanding: 1)                                                         --           --
Additional paid-in capital                                                 736.1        685.1
Retained earnings                                                        1,358.8      1,089.1
Accumulated other changes in equity from nonowner sources                   21.9         11.8
----------------------------------------------------------------------------------------------
  Total stockholder's equity                                             2,116.8      1,786.0
----------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                             $15,817.8    $12,953.2
==============================================================================================

See Notes to Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
            Consolidated Statement of Changes in Stockholder's Equity
                             In Millions of Dollars

Year ended December 31,                                     1998       1997       1996
----------------------------------------------------------------------------------------
Common stock
----------------------------------------------------------------------------------------
Balance, beginning and end of year                      $     --    $     --    $     --
----------------------------------------------------------------------------------------
Additional paid-in capital
Balance, beginning of year                                 685.1       164.1       163.5
Capital contribution                                        51.0       521.0          .6
----------------------------------------------------------------------------------------
Balance, end of year                                       736.1       685.1       164.1
----------------------------------------------------------------------------------------
Retained earnings
Balance, beginning of year                               1,089.1     1,054.6       984.4
Adjustment for conforming  accounting methodologies           --          --       (52.3)
Net income                                                 285.7       232.3       187.5
Cash dividends                                             (16.0)     (197.8)      (65.0)
----------------------------------------------------------------------------------------
Balance, end of year                                     1,358.8     1,089.1     1,054.6
----------------------------------------------------------------------------------------
Accumulated other changes in equity from nonowner
  sources
Balance, beginning of year                                  11.8        (4.8)       15.0
Net change in unrealized gains and (losses)
  on investment securities, net of tax                      10.1        16.6       (19.8)
----------------------------------------------------------------------------------------
Balance, end of year                                        21.9        11.8        (4.8)
----------------------------------------------------------------------------------------
Total stockholder's equity                              $2,116.8    $1,786.0    $1,213.5
========================================================================================

Summary of Changes in Equity from Nonowner Sources:

Net income                                              $  285.7    $  232.3    $  187.5
Other changes in equity from nonowner sources, net of
  tax                                                       10.1        16.6       (19.8)
                                                        --------------------------------
Total changes in equity from nonowner sources           $  295.8    $  248.9    $  167.7
                                                        ================================

See Notes to Consolidated Financial Statements.

                    COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                       Consolidated Statement of Cash Flows
                              In Millions of Dollars

Year ended December 31,                                          1998        1997        1996
-----------------------------------------------------------------------------------------------
Cash flows from operating activities
Net income                                                     $  285.7    $  232.3    $  187.5
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Amortization of deferred policy acquisition
       costs and value of insurance in force                        1.9         5.1         6.9
     Additions to deferred policy acquisition costs                (1.2)         --        (0.1)
     Depreciation and amortization                                 45.5        41.3        27.9
     Deferred tax provision                                         2.2       (14.7)      (14.5)
     Provision for consumer finance credit losses                 369.8       289.1       272.7
     Undistributed equity earnings                                  0.7        (0.8)       (0.8)
     Origination of loans held for sale                          (401.6)     (186.0)         --
     Sales of loans held for sale                                 227.5          --          --
     Changes in insurance policy and claims reserves              100.9        49.4        10.1
     Changes in other assets and liabilities, net                 (76.8)       (5.8)      102.5
     Other, net                                                    56.8       (88.2)      (34.2)
-----------------------------------------------------------------------------------------------
  Net cash provided by operating activities                       611.4       321.7       558.0
-----------------------------------------------------------------------------------------------
Cash flows from investing activities
Net change in credit card receivables                            (274.4)     (298.8)     (172.1)
Loans originated or purchased                                  (6,811.3)   (4,981.4)   (3,410.0)
Loans repaid or sold                                            4,332.0     3,208.0     2,534.4
Purchases of investments                                         (419.5)     (298.4)     (533.1)
Proceeds from sales of investments                                265.5       167.0       441.7
Proceeds from maturities of investments                             3.1         1.3         8.7
Business acquisitions                                                --    (1,617.6)      (11.7)
Business divestments                                                 --          --        23.0
Other, net                                                         83.6       237.6        36.1
-----------------------------------------------------------------------------------------------
  Net cash (used in) investing activities                      (2,821.0)   (3,582.3)   (1,083.0)
-----------------------------------------------------------------------------------------------
Cash flows from financing activities
Dividends paid                                                    (16.0)     (197.8)      (65.0)
Capital contribution                                               51.0       520.0          --
Issuance of long-term debt                                        300.0       900.0     1,000.0
Payments and redemptions of long-term debt                       (350.0)     (350.0)     (450.0)
Net change in short-term borrowings                             2,019.8     2,390.0        87.4
Net change in securities sold under agreements to repurchase      (16.2)       50.4         2.5
Net change in certificates of deposit                             264.9       (45.0)      (68.6)
-----------------------------------------------------------------------------------------------
  Net cash provided by financing activities                     2,253.5     3,267.6       506.3
-----------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                43.9         7.0       (18.7)
Cash and cash equivalents at beginning of period                   18.4        11.4        30.1
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                     $   62.3    $   18.4    $   11.4
===============================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                       $  666.9    $  556.1    $  467.7
Cash paid during the period for income taxes                   $  124.2    $  153.3    $  121.3
===============================================================================================

See Notes to Consolidated Financial Statements.

                   COMMERCIAL CREDIT COMPANY and SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies

      Basis of Presentation

      Principles of Consolidation - Commercial Credit Company (the Company) is a wholly owned subsidiary of CCC Holdings, Inc., which is a wholly owned subsidiary of Citigroup Inc. (formerly Travelers Group Inc. and hereinafter referred to as Citigroup). The consolidated financial statements include the accounts of the Company and its subsidiaries.

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

      Certain reclassifications have been made to prior years' financial statements to conform to the current year's presentation. The financial statements include certain retroactive adjustments to conform accounting methodologies as a result of the merger of Citicorp with and into a newly formed, wholly owned subsidiary of Travelers Group Inc.

      Accounting Policies

      Cash and cash equivalents include cash on hand and short-term highly liquid investments with original maturities of three months or less, other than those held for sale in the ordinary course of business. These short-term investments are carried at cost plus accrued interest, which approximates market value.

      Investments are owned principally by the insurance subsidiaries. Fixed maturities include bonds, notes and redeemable preferred stocks. Equity securities include common and non-redeemable preferred stocks. Equity securities and fixed maturity securities are classified as "available for sale" and are carried at fair values that are based primarily on quoted market prices or if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment. The difference between amortized cost and fair values of such securities net of applicable income taxes is included in "Accumulated other changes in equity from nonowner sources." Provisions are made to write down the value of fixed maturity securities for declines in value that are other than temporary. Short-term investments are carried at cost, which approximates fair value.

      Realized gains and losses on sales of investments and unrealized losses considered to be other than temporary, determined on a specific identification basis, are included in other income.

      The cost of acquired businesses in excess of net assets (goodwill) is being amortized on a straight-line basis principally over a 25-year period. The carrying amount is regularly reviewed for indicators of impairment in value. Impairments would be recognized in operating results if a decline in value is deemed to have occurred.

      Income taxes. The Company and its domestic non-life insurance subsidiaries file a consolidated federal income tax return with Citigroup. A life insurance subsidiary files a separate federal income tax return. Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their recorded amounts for financial reporting purposes.

      Income taxes are not provided for on the Company's life insurance subsidiary's "policyholders' surplus" account because such taxes will become payable only to the extent amounts are distributed as a dividend or exceed limits prescribed by federal law. Distributions are not contemplated from this account, which aggregated $39.5 million (subject to a tax effect of $13.8 million) at December 31, 1998.

      Stock-based compensation. The Company along with affiliated companies participates in stock option and other stock-based incentive plans sponsored by Citigroup. The Company has elected to continue to account for its stock-based compensation plans using the accounting method prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (Opinion 25), and has included in the Notes to Consolidated Financial Statements the pro forma disclosures required by FAS No. 123, "Accounting for Stock-Based Compensation." (See Note 13).

      Finance receivables are reported at their outstanding unpaid principal balances reduced by any chargeoff or specific valuation accounts and net of any deferred fees or costs on originated loans, or unamortized premiums or discounts on purchased loans.

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

      Finance related interest and other charges are recognized as income using the level yield method. Fees received and direct costs incurred for the origination of loans are deferred and amortized over the contractual lives of the loans as part of interest income. The remaining unamortized balances are reflected in interest income at the time that the loans are paid in full, renewed or charged off.

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

2. Change in Accounting Methodology

      On October 8, 1998, Citicorp merged with and into a newly formed, wholly owned subsidiary of Travelers Group Inc. The merger has been accounted for as a pooling of interests. As a result of conforming the accounting policies of Travelers Group Inc. and Citicorp, the Company has recorded an after-tax charge of $52.3 million to retained earnings as if the merger had occurred as of the beginning of the earliest period presented.

3. Business Acquisition

      On July 31, 1997, the Company acquired Security Pacific Financial Services (Security Pacific) from BankAmerica Corporation for a purchase price of approximately $1.6 billion. The purchase included approximately $1.2 billion of net consumer finance receivables and approximately $70 million of other net assets. The excess of the purchase price over the estimated fair value of net assets was $393.2 million and is being amortized over 25 years. The purchase price for the transaction was financed entirely by the Company, except for an equity contribution by Citigroup of $520 million to the Company. This acquisition has been accounted for as a purchase and accordingly the results of operations for Security Pacific are included with those of the Company since its date of acquisition.

4. Business Segment Information

      The Company, through its subsidiaries, is primarily engaged in the following businesses: Consumer Finance, Credit Cards, and Corporate and
      Other:

      The Consumer Finance segment includes consumer lending (including secured and unsecured personal loans, real estate-secured loans and consumer goods financing). Also included in this segment are credit-related insurance services provided through American Health and Life Insurance Company (AHL) and its affiliates.

      Credit Cards includes the credit card operations of the Company's one state bank chartered and one federally chartered savings bank.

      Corporate and Other consists of corporate staff and treasury operations, a hotel investment through its date of sale, the Company's investment in Citigroup's securities and certain corporate income and expenses that have not been allocated to the operating subsidiaries. Also included in the segment is the non-affiliated insurance business of AHL.

      The following tables presents certain information regarding these segments:

                                      Total Revenues, Net
In Millions of Dollars                Of Interest Expense           Provision for Income Taxes
-----------------------------------------------------------------------------------------------
                              1998        1997         1996        1998        1997       1996
                            -------------------------------------------------------------------
Consumer Finance            $1,337.5    $1,066.9    $  917.1    $  151.4    $  116.0   $  105.9
Credit Cards                   117.5       106.6        84.6        16.8         9.0        8.4
Corporate and Other            (27.2)       (6.5)      (36.1)       (6.6)         .5      (17.5)
                            -------------------------------------------------------------------
Total                       $1,427.8    $1,167.0    $  965.6    $  161.6    $  125.5   $   96.8
                            ===================================================================

                                                                            Identifiable
In  Millions of Dollars                 Net Income (1)                   Assets at Year End
--------------------------------------------------------------------------------------------------
                               1998          1997      1996        1998        1997         1996
                           -----------------------------------------------------------------------
Consumer Finance           $   262.5    $   213.0   $   199.2    $13,409.0   $11,146.5   $ 7,928.3
Credit Cards                    28.4         14.9        14.3      1,896.7     1,419.3       930.8
Corporate and Other             (5.2)         4.4       (26.0)       512.1       387.4       407.8
                           -----------------------------------------------------------------------
Total                      $   285.7    $   232.3   $   187.5    $15,817.8   $12,953.2   $ 9,266.9
                           =======================================================================

(1) Reflects after-tax restructuring charge of $1.0 million for the 1998 period.

5. Investments

      Fair values of investments in fixed maturity securities are based on quoted market prices or dealer quotes or, if quoted market prices are not available, discounted expected cash flows using market rates commensurate with the credit quality and maturity of the investment.

The amortized cost and estimated market values of investments classified as available for sale were as follows:

                                           ------------------------------------------
                                                         Gross Unrealized
                                             Amortized   ------------------     Fair
   December 31, 1998                          Cost       Gains      Losses     Value
   -----------------                       ------------------------------------------
In Millions of Dollars

Fixed maturity securities
  Mortgage-backed securities principally
    obligations of U.S. Federal agencies   $  327.4   $    5.9   $   (0.6)   $  332.7
  U.S. Treasury and Federal Agency            159.4       15.7         --       175.1
  State and municipal                          72.4        3.3       (0.4)       75.3
  Foreign government                           14.8        0.7         --        15.5
  Corporate securities                        482.8        8.8       (0.6)      491.0
                                           ------------------------------------------
     Total fixed maturities                $1,056.8   $   34.4   $   (1.6)   $1,089.6
                                           ==========================================
Equity securities                          $   75.4   $    2.7   $    (.9)   $   77.2
                                           ==========================================

                                           ------------------------------------------
                                                         Gross Unrealized
                                             Amortized   ------------------     Fair
   December 31, 1997                          Cost       Gains      Losses     Value
   -----------------                       ------------------------------------------
In Millions of Dollars

Fixed maturity securities
 Mortgage-backed securities principally
  obligations of U.S. Federal agencies     $  236.9   $    3.1   $   (0.7)   $  239.3
 U.S. Treasury and Federal Agency             153.1        6.8       (0.2)      159.7
 State and municipal                           58.5        2.8         --        61.3
 Foreign governments                           14.8        0.2         --        15.0
 Corporate securities                         447.4        4.2       (0.1)      451.5
                                           ------------------------------------------
   Total fixed maturities                  $  910.7   $   17.1   $   (1.0)   $  926.8
                                           ==========================================
Equity securities                          $   71.8   $    3.7   $   (1.1)   $   74.4
                                           ==========================================

      The amortized cost and estimated market value at December 31, 1998 by contractual maturity are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                   Estimated
                                                   Amortized        Market
   In Millions of Dollars                             Cost          Value
                                                   ---------      ---------
   U.S. Treasury and Federal Agency (1)
   Due within 1 year                               $    0.3         $  0.3
   After 1 but within 5 years                          37.5           38.7
   After 5 but within 10 years                         90.0           93.9
   After 10 years                                     232.3          246.4
                                                   ---------      ---------
      Total                                           360.1          379.3
                                                   ---------      ---------
   State and Municipal
   Due within 1 year                                     --             --
   After 1 year but within 5 years                       --             --
   After 5 but within 10 years                          7.8            8.3
   After 10 years                                      64.6           67.0
                                                   ---------      ---------
         Total                                         72.4           75.3
                                                   ---------      ---------
   All Other
   Due within 1 year                                    7.9            7.9
   After 1 but within 5 years                          98.1           99.8
   After 5 but within 10 years                        175.1          181.1
   After 10 years                                     132.7          135.7
                                                   ---------      ---------
         Total                                        413.8          424.5
                                                   ---------      ---------
   Series Y Preferred Stock                           210.5          210.5
                                                   ---------      ---------
         Total                                     $1,056.8       $1,089.6
                                                   =========      =========

   (1) Includes mortgage-backed securities of federal agencies.

   Realized gains and losses on investment securities for the year ended December 31, were as follows:

   In Millions of Dollars         1998        1997        1996
                                --------    --------    --------
   Gross gains                     $4.6       $34.4       $13.2
   Gross losses                    (2.6)       (2.3)       (1.0)
                                --------    --------    --------
      Net                          $2.0       $32.1       $12.2
                                ========    ========    ========

6. Consumer Finance Receivables

   Consumer finance receivables, net of unearned finance charges of $769.5 million and $716.1 million at December 31, 1998 and 1997, respectively, consisted of the following:

   In Millions of Dollars                           1998          1997
                                                 -----------    ----------
   Real estate-secured loans                     $ 6,625.5      $ 5,107.6
   Personal loans                                  4,270.6        3,831.5
   Credit cards                                    1,398.5        1,158.1
   Sales finance and other                           990.8          848.7
                                                 -----------    ----------
   Consumer finance receivables                   13,285.4       10,945.9
   Accrued interest receivable                       108.8           85.6
   Allowance for credit losses                      (392.7)        (321.4)
                                                 -----------    ----------
   Net consumer finance receivables              $13,001.5      $10,710.1
                                                 -----------    ----------

   An analysis of the allowance for credit losses on consumer finance receivables at December 31, was as follows:

   In Millions of Dollars                           1998              1997            1996
                                                  ----------       -----------     ---------
   Balance, January 1                             $   321.4        $   239.3       $  192.5
   Provision for credit losses                        369.8            289.1          272.7
   Amounts written off                               (361.4)          (293.7)        (259.1)
   Recovery of amounts previously written off          39.3             31.1           27.1
   Allowance on receivables purchased                  23.6             55.6            6.1
                                                  ----------       -----------     ---------
   Balance, December 31                           $   392.7        $   321.4       $  239.3
                                                  ----------       -----------     ---------
   Consumer finance receivables                   $13,285.4        $10,945.9       $7,978.4
                                                  ==========       ===========     =========
   Ratio of allowance for credit losses to net
   outstandings                                        2.96%            2.94%          3.00%
                                                  ==========       ===========     =========

   Contractual maturities of receivables before deducting unearned finance charges and excluding accrued interest were as follows:

                           Receivables
                           Outstanding
                             December                                                                        Due
                               31,          Due          Due           Due          Due           Due       After
   In Millions of Dollars     1998          1999         2000          2001        2002          2003        2003
                          -----------------------------------------------------------------------------------------
Real estate-secured loans   $ 6,699.3    $   309.9    $   280.0    $   316.8    $   309.7    $   340.0    $ 5,142.9
Personal loans                4,912.6      1,323.9      1,187.9        924.4        579.2        297.9        599.3
Credit cards                  1,395.7        128.7        116.9        106.1         95.9         87.1        861.0
Sales finance and other       1,047.3        313.7         72.8         30.6         11.6          2.7        615.9
                          -----------------------------------------------------------------------------------------
    Total                   $14,054.9    $ 2,076.2    $ 1,657.6    $ 1,377.9    $   996.4    $   727.7    $ 7,219.1
                          =========================================================================================
Percentage                       100%          15%          12%          10%           7%           5%          51%
                          =========================================================================================

      Contractual terms average 19 years on real estate-secured loans (excluding call provisions) and 5 years on personal loans. Experience has shown that a substantial amount of the receivables will be renewed or repaid prior to contractual maturity dates. Accordingly, the foregoing tabulation should not be regarded as a forecast of future cash collections.

      The Company has a geographically diverse consumer finance loan portfolio. At December 31, the distribution by state was as follows:

                                    1998             1997
                                   ------          -------

       Ohio                           9%             10%
       North Carolina                 7%              8%
       Pennsylvania                   7%              7%
       California                     6%              5%
       Texas                          5%              4%
       New York                       5%              4%
       South Carolina                 4%              5%
       All other states*             57%             57%
                                   =====           =====
        Total                       100%            100%
                                   =====           =====

      * None of the remaining states individually accounts for more than 5% of total consumer finance receivables.

      The estimated fair value of the consumer finance receivables portfolio depends on the methodology selected to value such portfolio (i.e., exit value versus entry value). Exit value represents a valuation of the portfolio based upon sales of comparable portfolios and takes into account the value of customer relationships and the current level of funding costs. Under the exit value methodology, the estimated fair value of the receivables portfolio at December 31, 1998 is approximately $701 million above the recorded carrying value. Entry value is determined by comparing the portfolio yields to the yield at which new loans are being originated. Under the entry value methodology, the estimated fair value of the receivables portfolio at December 31, 1998 is approximately equal to the aggregate carrying value due to the increase in variable rate receivables whose rates are periodically reset and the fact that the average yield on fixed rate receivables is approximately equal to that on new fixed rate loans made at year-end 1998. Fair values included in Note 14 are based on the exit value methodology.

7. Debt

      Short-term borrowings

      At December 31, short-term borrowings and weighted average interest rates consisted of:

                                        1998                            1997
                             --------------------------      ---------------------------
    In Millions of Dollars   Outstanding  Interest Rate      Outstanding   Interest Rate
                             -----------  -------------      -----------   -------------
    Commercial paper           $2,907.6       5.35%           $3,871.6         5.83%
    Other borrowings           $2,983.8       4.99%           $     --           --%
                             =============                   ------------
                               $5,891.4                       $3,871.6
                             =============                   ============

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

      Two wholly owned subsidiaries of the Company have entered into funding agreements with Citibank, N.A., a wholly owned subsidiary of Citigroup. Borrowings under these agreements may be at a fixed or variable rate and the rate is determined at the time of each borrowing. The agreements are renewable in one year increments and the aggregate amount outstanding cannot exceed $8.0 billion. At December 31, 1998, $2,983.8 billion was outstanding under these agreements.

      Citigroup, the Company and The Travelers Insurance Company (TIC) have a five-year revolving credit facility which expires in June 2001 with a syndicate of banks to provide $1.0 billion of revolving credit to be allocated to any of Citigroup, the Company or TIC. The participation of TIC in this agreement is limited to $250 million. At December 31, 1998, all of the facility was allocated to Citigroup. Citigroup and the Company also have $450 million in 364-day facilities, $200 million which expires in August 1999 and $250 million which expired in March 1999 and may be allocated to either Citigroup or the Company. At December 31, 1998, all $450 million was allocated to Citigroup.

      At December 31, 1998, the Company also had a committed and available revolving credit facility on a stand-alone basis of $4.75 billion, consisting of $3.4 billion in five year facilities which expire in 2002 and $1.35 billion in a 364-day facility which expires in July 1999. The agreement contains covenants which provide for the maintenance of specified debt service ratios and minimum levels of net worth and other requirements consistent with bank lines of credit.

      The carrying value of short-term borrowings approximates fair value.

      Long-term debt

      Long-term debt, including its current portion, and final maturity dates were as follows at December 31:

    In Millions of Dollars                                 1998           1997
                                                           ----           ----

    5.70% Notes due 1998                                     --          100.0
    5.50% Notes due 1998                                     --          100.0
    8.50% Notes due 1998                                     --          100.0
    Floating Rate Note due 1998                              --           50.0
    6.70% Notes due 1999                                  150.0          150.0
    10% Notes due 1999                                    100.0          100.0
    9.6% Notes due 1999                                   100.0          100.0
    6% Notes due 2000                                     100.0          100.0
    5 3/4% Notes due 2000                                 200.0          200.0
    6 1/8% Notes due 2000                                 100.0          100.0
    6% Notes due 2000                                     150.0          150.0
    6 3/4% Notes due 2000                                 200.0          200.0
    5.55% Notes due 2001                                  200.0          200.0
    6.20% Notes due 2001                                  200.0          200.0
    8 1/4% Notes due 2001                                 300.0          300.0
    6 3/8% Notes due 2002                                 200.0          200.0
    6.45% Notes due 2002                                  300.0          300.0
    6 7/8% Notes due 2002                                 200.0          200.0
    7 3/8% Notes due 2002                                 200.0          200.0
    5 7/8% Notes due 2003                                 200.0          200.0
    5.9% Notes due 2003                                   200.0          200.0
    6.50% Notes due 2004                                  250.0          250.0
    7 7/8% Notes due 2004                                 200.0          200.0
    6 1/8% Notes due 2005                                 200.0          200.0
    6 1/2% Notes due 2005                                 200.0          200.0
    7 3/8% Notes due 2005                                 200.0          200.0
    7 3/4% Notes due 2005                                 200.0          200.0
    6.45% Notes due 2006 (a)                              200.0          200.0
    6 5/8% Notes due 2006                                 200.0          200.0
    6.75% Notes due 2007                                  300.0          300.0
    6.25 % Notes due 2008                                 300.0             --
    10% Notes due 2008                                    150.0          150.0
    10% Debentures due 2009                               100.0          100.0
    8.7% Debentures due 2009 (b)                          150.0          150.0
    8.7% Debentures due 2010 (c)                          100.0          100.0
    6 5/8% Notes due 2015 (d)                             200.0          200.0
    7 7/8% Notes due 2025 (e)                             200.0          200.0
                                                       --------       --------
                                                       $6,250.0       $6,300.0

(a)   Redeemable at option of holder on October 18, 1999 at face amount.
(b)   Redeemable at option of holder on June 15, 1999 at face amount
(c) Redeemable at option of holder on June 15 of each of 1999, 2002 or 2005 at face amount.
(d)   Redeemable at option of holder on June 1, 2002 at face amount.
(e)   Redeemable at option of holder on February 1, 2005 at face amount.

      Aggregate annual maturities for the next five years on long-term debt obligations (based on final maturity dates) are as follows:

                              In Millions of Dollars
                                  1999                    $350.0
                                  2000                     750.0
                                  2001                     700.0
                                  2002                     900.0
                                  2003                     400.0

      The fair value of the Company's long-term debt is estimated based on the quoted market price for the same or similar issues or on current rates offered to the Company for debt of the same remaining maturities. At December 31, 1998, the aggregate fair value of the Company's long-term debt was approximately $6.6 billion.

8. Reinsurance

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

                                                       Ceded to
                                           Gross         Other          Net
   In Millions of Dollars                  Amount      Companies       Amount
   Year ended December 31, 1998           -----------  ------------  -----------
   ----------------------------
   Premiums
      Credit life insurance                 $ 46.7     $    --        $   46.7
      Credit accident and health
        insurance                             75.0          --            75.0
      Credit property and other               87.3        (3.6)           83.7
                                         -----------  ------------  -----------
                                            $209.0     $  (3.6)       $  205.4
                                         ===========  ============  ===========
   Claims incurred                          $ 68.4     $   (.2)       $   68.2
                                         ===========  ============  ===========

                                                       Ceded to
                                           Gross         Other
   In Millions of Dollars                  Amount      Companies    Net Amount
                                         -----------  ------------  -----------
   Year ended December 31, 1997
   ----------------------------
   Premiums
      Credit life insurance                $  40.2      $    --       $  40.2
      Credit accident and health
        insurance                             64.8           --          64.8
      Credit property and other               77.1         (8.5)         68.6
                                         -----------  ------------  -----------
                                           $ 182.1      $  (8.5)      $ 173.6
                                         ===========  ============  ===========
   Claims incurred                         $  61.9      $  (0.7)      $  61.2
                                         ===========  ============  ===========

   Year ended December 31, 1996
   ----------------------------
   Premiums
      Credit life insurance                $  38.5      $    --       $  38.5
      Credit accident and health
        insurance                             57.4           --          57.4
      Credit property and other               84.0        (27.5)         56.5
                                         -----------  ------------  -----------
                                           $ 179.9      $ (27.5)      $ 152.4
                                         ===========  ============  ===========
   Claims incurred                         $  52.3      $  (2.8)      $  49.5
                                         ===========  ============  ===========

9. Restructuring Charges

      In December 1998 the Company recorded a restructuring charge of $1.5 million resulting from the destruction of inventory due to the name change of the parent company from Travelers Group Inc. to Citigroup as part of the merger of Citicorp with and into a newly formed, wholly owned subsidiary of Travelers Group Inc.

10. Income Taxes

      The provision for income taxes for the year ended December 31, was as follows:

   In Millions of Dollars             1998       1997       1996
                                     --------  ---------  ---------
   Current:
     Federal                          $145.4    $129.4     $103.4
     State                              13.5      10.8        7.9
                                     --------  ---------  ---------
                                       158.9     140.2      111.3
                                     --------  ---------  ---------

   Deferred:
     Federal                             4.2     (13.6)     (13.6)
     State                              (2.0)     (1.1)      (0.9)
                                     --------  ---------  ---------
                                         2.2     (14.7)     (14.5)
                                     --------  ---------  ---------
     Total                            $161.1    $125.5      $96.8
                                     ========  =========  =========

      The reconciliation of the federal statutory income tax rate to the Company's effective income tax rate for the year ended December 31, was as follows:

                                      1998       1997       1996
                                     --------  ---------  ---------
   Federal statutory rate              35.0%     35.0%      35.0%
   Other, net                           1.1       0.1       (1.0)
                                     --------  ---------  ---------
   Effective income tax rate           36.1%     35.1%      34.0%
                                     ========  =========  =========

   Deferred income taxes at December 31, related to the following:

   In Millions of Dollars                    1998          1997
                                           ----------    ---------
   Deferred tax assets:
     Credit loss deduction                   $171.0        $151.9
     Differences in computing
       policy reserves                         16.0          14.1
     Employee benefits                         11.0          11.6
     Other reserves                            22.4          15.5
     Other deferred tax assets                 31.6          45.4
                                           ----------    ---------
                                              252.0         238.5
                                           ----------    ---------
   Deferred tax liabilities:
     Lease obligations and fixed assets       (17.0)        (15.1)
     Investments                              (22.5)        (16.5)
     Interest related items                    (5.0)         (3.2)
     Other deferred tax liabilities           (19.2)        (20.6)
                                           ----------    ---------
                                              (63.7)        (55.4)
                                           ==========    =========
   Total                                     $188.3        $183.1
                                           ==========    =========


      The Company and its wholly owned domestic non-life insurance subsidiaries join with Citigroup in filing a consolidated federal income tax return. Under a tax sharing agreement with Citigroup, the Company is entitled to a current tax benefit if it incurs losses which are utilized in Citigroup's consolidated return. Citigroup's consolidated tax return has reported large amounts of taxable income in recent years and can, more likely than not, expect to have significant taxable income in the future thereby enabling utilization of the Company's deferred tax assets.

11. Stockholder's Equity

      Certain long-term credit agreements restrict the payment of dividends with such restrictions based on cumulative net earnings, as defined. Additionally, a minimum net worth restriction, as defined, contained in such agreements imposes an additional constraint on dividends. At December 31, 1998, the Company would be able to remit $819.3 million in dividends to its parent under the most restrictive covenants.

      The combined insurance subsidiaries' statutory stockholder's equity at December 31, 1998 and 1997 was $256.3 million and $199.3 million, respectively, and is subject to certain restrictions imposed by state insurance departments as to the transfer of funds and payment of dividends.

      The combined insurance subsidiaries' net income determined in accordance with statutory accounting practices for the years ended December 31, 1998, 1997 and 1996 was $67.3 million, $68.3 million and $66.6 million, respectively.

12. Changes in Equity from Nonowner Sources

      Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which established standards for the reporting and display of equity from nonowner sources and its components in a full set of general purpose financial statements. Equity from nonowner sources and its components have been reported, net of tax in the Consolidated Statement of Changes in Stockholder's Equity with all earlier periods restated to reflect the adoption of SFAS No. 130.

      Accumulated Other Changes in Equity from Nonowner Sources for the three-year period ended December 31, 1998 are as follows:

                                                    Net Unrealized     Accumulated
                                                       Gains on       Other Changes
                                                      Investment      in Equity from
   In Millions of Dollars                             Securities     Nonowner Sources
-------------------------------------------------------------------------------------
Balance, January 1, 1996                                $15.0             $15.0
  Unrealized losses on investment  securities arising
      during the year, net of tax of $(6.3)             (11.9)            (11.9)
  Less: Reclassification adjustment for gains
      included in net  income,  net of tax of $4.3       (7.9)             (7.9)
                                                        -----             -----
  Current-period change                                 (19.8)            (19.8)
                                                        -----             -----
Balance, December 31, 1996                               (4.8)             (4.8)
  Unrealized  gains on investment securities arising
      during the year, net of tax of $20.1               37.5              37.5
  Less: Reclassification adjustment for gains
      included in net  income,  net of tax of $11.2     (20.9)            (20.9)
                                                        -----             -----
  Current-period change                                  16.6              16.6
                                                        -----             -----
Balance, December 31, 1997                               11.8              11.8
  Unrealized gains on investment securities arising
      during the year, net of tax of $6.2                11.4              11.4
  Less: Reclassification adjustment for gains
      included in net  income,  net of tax of $.7        (1.3)             (1.3)
                                                        -----             -----
  Current-period change                                  10.1              10.1
                                                        -----             -----
Balance, December 31, 1998                              $21.9             $21.9
                                                        =====             =====

13. Employee Benefit Plans

      Pension plans

      The Company, along with affiliated companies, participates in a noncontributory defined benefit pension plan sponsored by Citigroup (the
      Plan) covering the majority of U.S. employees. Benefits are based on an account balance formula. Under this formula, each employee's accrued benefit can be expressed as an account that is credited with amounts based upon the employee's pay, length of service and a specified interest rate, all subject to a minimum benefit level. The Plan is funded in accordance with the Employee Retirement Income Security Act of 1974 and the Internal Revenue Code. Pension costs allocated to the Company related to the Plan were $1.3 million, $1.6 million and $1.3 million in 1998, 1997 and 1996, respectively.

      The Company also has an unfunded noncontributory supplemental retirement plan that covers certain executives and key employees. Pension costs related to this plan were $0.8 million, $0.8 million and $0.6 million in 1998, 1997 and 1996, respectively.

      Stock option plan

      The Company participates in a stock option plan sponsored by Citigroup that provides for the granting of stock options in Citigroup common stock to officers and key employees. The Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock options. Since stock options are issued at fair market value on the date of award, no compensation cost has been recognized for these awards. FAS No. 123, "Accounting for Stock-Based Compensation" provides an alternative to Opinion 25 whereby fair values may be ascribed to options using a valuation model and amortized to compensation cost over the vesting period of the options. Had the Company applied FAS No. 123 in accounting for stock options, net income would have been reduced by $7.2 million, $4.8 million and $2.1 million in 1998, 1997 and 1996, respectively.

      The assumptions used in calculating the pro forma expense amounts are presented below:

                                                       1998         1997          1996
                                                    -----------  -----------   -----------
      Expected volatility of Citigroup stock              35.5%       32.1%       28.3%
      Risk-free interest rate                             4.85%       5.77%       5.78%
      Expected  annual Citigroup  dividends per share   $ 0.65      $ 0.47      $ 0.37
      Expected annual forfeiture rate                        5%          5%          5%

14. Fair Value of Financial Instruments

      The following table summarizes the fair value and carrying amount of the Company's financial instruments at December 31, 1998 and 1997. The fair value assumptions were based upon subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time as disclosed further in various notes to the consolidated financial statements. Disclosed fair values for financial instruments do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Potential taxes and other expenses that would be incurred in an actual sale or settlement are not reflected in amounts disclosed.

                                                   1998                    1997
                                       ---------------------------  ------------------------
                                         Carrying                    Carrying
    In Millions of Dollars                Amount       Fair Value     Amount     Fair Value
                                          ------       ----------    ------      ----------
    Assets:
      Investments
      Net consumer finance receivables   $ 1,266.6     $ 1,266.6    $  1,093.9  $  1,093.9
                                         $13,001.5     $13,702.3     $10,710.1   $11,322.1
    Liabilities:
      Long-term debt                     $ 6,250.0     $ 6,607.2     $ 6,300.0  $  6,515.0

15.   Lease Commitments and Other Financial Instruments

      Rentals

      Rental expense (principally for offices and computer equipment) was $33.8 million, $31.3 million and $28.1 million for the years ended December 31, 1998, 1997 and 1996, respectively.

      At December 31, 1998, future minimum annual rentals under noncancellable operating leases were as follows:

            In Millions of Dollars
            1999                                       $25.7
            2000                                        20.0
            2001                                        14.6
            2002                                         7.0
            2003                                         2.8
            Thereafter                                   0.4
                                                      =======
                                                       $70.5
                                                      =======

      Credit Cards

      The Company provides bank and private label credit card services through its subsidiaries. These services are provided to individuals and to affinity groups nationwide. At December 31, 1998 and 1997, total credit lines available to credit cardholders were $13.3 billion and $10.1 billion, respectively.

16. Related Party Transactions

      To facilitate cash management the Company has entered into an agreement with Citigroup under which the Company or Citigroup may borrow from the other party at any time an amount up to the greater of $50.0 million or 1% of the Company's consolidated assets up to a maximum of $100.0 million. The agreement may be terminated by either party at any time. The interest rate to be charged on borrowings outstanding will be equivalent to an appropriate market rate.

      Two wholly owned subsidiaries of the Company have entered into funding agreements with Citibank, N.A., a wholly owned subsidiary of Citigroup. Borrowings under these agreements are renewable in one year increments and the aggregate amount outstanding cannot exceed $8.0 billion. At December 31, 1998, approximately $3.0 billion was outstanding under these agreements.

      The Company owns (directly and through a subsidiary) 2,105 shares of Citigroup Cumulative Adjustable Rate Preferred Stock, Series Y, with a liquidation value of $100,000 per share, which is redeemable at the option of the Company at certain times and callable by Citigroup at certain times. At December 31, 1998 and 1997, this investment is included in "fixed maturities - available for sale" and is reflected at a carrying amount of $210.5 million. During 1998, 1997 and 1996, the Company recorded $8.7 million, $10.3 million and $10.2 million, respectively, of dividend income from this investment.

17. Contingencies

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

18. Subsequent Event

      A subsidiary of the Company has entered into an agreement to purchase 128 consumer finance branches from Associates First Capital Corporation. The transaction is expected to be finalized in late March 1999.

19. Commercial Credit Company (Parent Company Only)

Condensed Statement of Income

                                                         Year Ended December 31,
In Millions of Dollars                                1998        1997        1996
---------------------------------------------------------------------------------------
Revenues                                             $626.1      $533.2      $439.0
---------------------------------------------------------------------------------------
Expenses
Interest                                              670.7       570.5       471.5
Other                                                 (13.4)       (7.0)        9.9
---------------------------------------------------------------------------------------
   Total                                              657.3       563.5       481.4
---------------------------------------------------------------------------------------
Pre-tax loss                                          (31.2)      (30.3)      (42.4)
Income tax benefit                                     13.9        13.3        17.6
---------------------------------------------------------------------------------------
Loss before equity in net income of subsidiaries      (17.3)      (17.0)      (24.8)
Equity in net income of subsidiaries                  303.0       249.3       212.3
---------------------------------------------------------------------------------------
Net income                                           $285.7      $232.3      $187.5
=======================================================================================

Condensed Statement of Financial Position

                                                                      December 31.
In Millions of Dollars                                              1998        1997
-----------------------------------------------------------------------------------------
Assets
Investment in securities of Citigroup                            $   179.2   $   179.2
Notes and accounts receivable from subsidiaries-eliminated
  in consolidation                                                 9,770.3    10,800.7
Investment in subsidiaries at cost plus equity in net
  earnings-eliminated in consolidation                             1,477.3     1,110.4
Other                                                                 75.3        67.7
-----------------------------------------------------------------------------------------
  Total assets                                                   $11,502.1   $12,158.0
=========================================================================================
Liabilities
Short-term borrowings                                            $ 2,907.6   $ 3,871.6
Long-term debt                                                     6,250.0     6,300.0
Accrued expenses and other liabilities                               227.7       200.4
-----------------------------------------------------------------------------------------
  Total liabilities                                                9,385.3    10,372.0
-----------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share
  issued and outstanding: 1)                                            --          --
Additional paid-in capital                                           736.1       685.1
Retained earnings                                                  1,358.8     1,089.1
Accumulated other changes in equity from nonowner sources             21.9        11.8
-----------------------------------------------------------------------------------------
  Total stockholder's equity                                       2,116.8     1,786.0
-----------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                       $11,502.1   $12,158.0
=========================================================================================

Condensed Statement of Cash Flows

                                                                             Year ended December 31,
In Millions of Dollars                                                    1998       1997         1996
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities
Loss from operations before equity in net income of subsidiaries       $ (17.3)    $  (17.0)   $  (24.8)
Adjustment to reconcile loss from operations before equity in net income of subsidiaries to net cash provided by (used in) operating activities
     Undistributed equity earnings                                           --        (0.1)       (0.8)
     Dividends received from subsidiaries                                  55.7        64.9        72.2
     Net (advances to)/repayments from subsidiaries                       951.6    (1,827.4)     (576.9)
     Other, net                                                            (1.7)      (91.0)      (53.7)
--------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                     988.3    (1,870.6)     (584.0)
--------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities
Business acquisitions                                                        --    (1,617.6)      (18.1)
Sale of investments                                                          --       218.5          --
Business divestment                                                          --          --        16.6
Other, net                                                                   --         7.9        12.9
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities                          --    (1,391.2)       11.4
--------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities
Net change in short-term borrowings                                      (964.0)    2,390.0        87.3
Issuance of long-term debt                                                300.0       900.0     1,000.0
Payments and redemptions of long-term debt                               (350.0)     (350.0)     (450.0)
Capital contribution                                                       51.0       520.0          --
Dividends paid                                                            (16.0)     (197.8)      (65.0)
--------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                      (979.0)    3,262.2       572.3
--------------------------------------------------------------------------------------------------------
Change in cash and cash equivalents                                         9.3         0.4        (0.3)
Cash and cash equivalents at beginning of period                            3.9         3.5         3.8
--------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                             $   13.2    $    3.9    $    3.5
========================================================================================================
Supplemental disclosure of cash flow information:
Cash paid during the period for interest                               $  659.9    $  544.8    $  460.9
Cash paid during the period for income taxes                           $   28.8    $   43.6    $   43.5
========================================================================================================

20.   Selected Quarterly Financial Data (unaudited)


                                                        1998
                                  ----------------------------------------------
In Millions of Dollars                First  Second   Third   Fourth    Total
                                  ----------------------------------------------
Total revenues                    $  487.0  $ 516.3  $ 544.4  $ 588.4  $2,136.1
Total revenues, net of interest
  expense                            320.2    342.4    362.9    402.3   1,427.8
Total expenses(1)                    236.6    240.3    244.8    259.3     981.0
Income before income taxes(1)         83.6    102.1    118.1    143.0     446.8
Provision for income taxes            29.9     36.8     42.9     51.5     161.1
                                  ----------------------------------------------
Net income(1)                     $   53.7  $  65.3  $  75.2  $  91.5  $  285.7
                                  ==============================================

                                                        1997
                                  ----------------------------------------------
In Millions of Dollars                First  Second   Third   Fourth    Total
                                  ----------------------------------------------
Total revenues                    $  373.7  $ 398.6  $ 483.9  $ 484.9  $1,741.1
Total revenues, net of interest
  expense                            248.4    265.3    331.7    321.6   1,167.0
Total expenses                       182.1    189.7    213.0    224.4     809.2
Income before income taxes            66.3     75.6    118.7     97.2     357.8
Provision for income taxes            22.8     26.0     42.7     34.0     125.5
                                  ----------------------------------------------
Net income                        $   43.5  $  49.6  $  76.0  $  63.2  $  232.3
                                  ==============================================

(1) The fourth quarter of 1998 includes a restructuring charge of $1.5 million ($1.0 million after tax).

                                 EXHIBIT INDEX
                                 -------------

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

4.01.3+ Agreement of Resignation, Appointment and Acceptance, dated as of December 16, 1998, by and among the Company, Citibank, N.A. and The First National Bank of Chicago.

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

Exhibit
Number      Description of Exhibit
------      ----------------------

10.02.1 Five-Year Credit Agreement dated as of July 18, 1997 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent, incorporated by reference to Exhibit 10.01.3 to the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 1997 (File No. 1-6594).

10.02.2+ Amended and Restated Credit Agreement dated as of July 10, 1998 among the Company, the Banks party thereto and Morgan Guaranty Trust Company of New York, as Agent.

12.01+      Computation of Ratio of Earnings to Fixed Charges.

21.01 Pursuant to General Instruction I of Form 10-K, the list of subsidiaries of the Company is omitted.

23.01+      Consent of KPMG LLP, Independent Certified Public Accountants.

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

----------
+ Filed herewith.