Form 10-Q
period 1999-03-31
COMMERCIAL CREDIT CO
filed 1999-05-14
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                -----------------

                                    FORM 10-Q

     X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    ---                THE SECURITIES EXCHANGE ACT OF 1934

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

The registrant is an indirect wholly owned subsidiary of Citigroup Inc. As of the date hereof, one share of the registrant's Common Stock, $.01 par value, was outstanding.

                            REDUCED DISCLOSURE FORMAT

THE REGISTRANT MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND
(b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

                   Commercial Credit Company and Subsidiaries

                                TABLE OF CONTENTS

                         Part I - Financial Information


Item 1. Financial Statements:                                           Page No.
                                                                        --------
     Condensed Consolidated Statement of Income (Unaudited) -
      Three Months Ended March 31, 1999 and 1998                           3

     Condensed Consolidated Statement of Financial Position -
      March 31, 1999 (Unaudited) and December 31, 1998                     4

     Condensed Consolidated Statement of Cash Flows (Unaudited) -
      Three Months Ended March 31, 1999 and 1998                           5

     Notes to Condensed Consolidated Financial Statements (Unaudited)      6


Item 2. Management's Discussion and Analysis of Financial
     Condition and Results of Operations                                   9



                           Part II - Other Information


Item 1. Legal Proceedings                                                  14

Item 6. Exhibits and Reports on Form 8-K                                   14

Exhibit Index                                                              15

Signatures                                                                 16

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                             In Millions of Dollars



                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        1999            1998
--------------------------------------------------------------------------------
Revenues
Finance related interest and other charges             $484.5          $406.8
Insurance premiums                                       56.8            47.8
Net investment income                                    18.0            15.0
Other income                                             28.0            17.4
--------------------------------------------------------------------------------
  Total revenues                                        587.3           487.0
--------------------------------------------------------------------------------

Expenses
Interest                                                188.8           166.8
Non-insurance compensation and benefits                  54.1            47.2
Provision for consumer finance credit losses             96.2            88.0
Policyholder benefits and claims                         16.9            16.4
Insurance underwriting, acquisition and operating         7.8             6.4
Restructuring charges                                     2.1             -
Other operating                                          96.6            78.6
--------------------------------------------------------------------------------
  Total expenses                                        462.5           403.4
--------------------------------------------------------------------------------

Income before income taxes                              124.8            83.6
Provision for income taxes                               45.5            29.9
--------------------------------------------------------------------------------

Net income                                             $ 79.3          $ 53.7
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Financial Position
                In Millions of Dollars, Except per Share Amounts

                                                                          March 31, 1999    December 31, 1998
-------------------------------------------------------------------------------------------------------------
Assets                                                                     (Unaudited)
Cash and cash equivalents                                                 $    36.9         $    62.3
Investments:
   Fixed maturities, primarily available for sale, at market value
     (amortized cost - $1,098.9 and $1,056.8)                               1,114.2           1,089.6
   Equity securities, at market value (cost - $75.3 and $75.4)                 75.0              77.2
   Short-term and other                                                       107.0              99.8
-------------------------------------------------------------------------------------------------------------
  Total investments                                                         1,296.2           1,266.6
-------------------------------------------------------------------------------------------------------------
Consumer finance receivables                                               14,264.7          13,394.2
Allowance for losses                                                         (411.9)           (392.7)
-------------------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                         13,852.8          13,001.5
Other receivables                                                             158.8             158.1
Deferred policy acquisition costs                                               2.3               3.5
Cost of acquired businesses in excess of net assets                           585.1             470.7
Other assets                                                                  854.6             855.1
=============================================================================================================
Total assets                                                              $16,786.7         $15,817.8
=============================================================================================================
Liabilities
Certificates of deposit                                                   $    89.6         $   322.2
Short-term borrowings                                                       6,843.1           5,891.4
Long-term debt                                                              6,250.0           6,250.0
-------------------------------------------------------------------------------------------------------------
  Total debt                                                               13,182.7          12,463.6
Insurance policy and claims reserves                                          568.6             553.2
Accounts payable and other liabilities                                        731.4             684.2
-------------------------------------------------------------------------------------------------------------
  Total liabilities                                                        14,482.7          13,701.0
-------------------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized shares: 1,000; share issued            -                 -
   and outstanding: 1)
Additional paid-in capital                                                    856.4             736.1
Retained earnings                                                           1,438.1           1,358.8
Accumulated other changes in equity from nonowner sources                       9.5              21.9
-------------------------------------------------------------------------------------------------------------
  Total stockholder's equity                                                2,304.0           2,116.8
=============================================================================================================
Total liabilities and stockholder's equity                                $16,786.7         $15,817.8
=============================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                             In Millions of Dollars


Three months ended March 31,                              1999         1998
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
Net cash provided by operating activities               $  236.2     $  320.7
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                       48.7          4.8
Loans originated or purchased                           (2,322.7)    (1,386.5)
Loans repaid or sold                                     1,171.0      1,018.3
Purchases of investments                                  (188.3)      (103.3)
Proceeds from sales of investments                         140.9         28.0
Proceeds from maturities of investments                      -            0.7
Other, net                                                  21.2         10.4
-------------------------------------------------------------------------------
  Net cash used in investing activities                 (1,129.2)      (427.6)
-------------------------------------------------------------------------------
Cash Flows From Financing Activities
Capital contributions                                      120.3           -
Issuance of long-term debt                                   -           300.0
Payments of long-term debt                                   -          (200.0)
Net change in short-term borrowings                        951.7         (95.3)
Net change in securities sold subject to repurchase         28.2           -
Net change in certificates of deposit                     (232.6)        102.1
-------------------------------------------------------------------------------
  Net cash provided by financing activities                867.6         106.8
-------------------------------------------------------------------------------
Change in cash and cash equivalents                        (25.4)         (0.1)
Cash and cash equivalents at beginning of period            62.3          18.4
===============================================================================
Cash and cash equivalents at end of period               $  36.9       $  18.3
===============================================================================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $ 184.2        $154.8
Cash (received) paid during the period for income taxes  $  15.7       $ (17.0)
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

     The accompanying condensed consolidated financial statements as of March 31, 1999 and for the three-month period ended March 31, 1999 and 1998 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.   Consumer Finance Receivables

     Consumer finance receivables, net of unearned finance charges of $777.1 million and $769.5 million at March 31, 1999 and December 31, 1998, respectively, consisted of the following:

     (In Millions of Dollars)               March 31, 1999   December 31, 1998
                                            --------------   -----------------

     Real estate-secured loans              $ 7,138.0          $ 6,625.5
     Personal loans                           4,641.4            4,270.6
     Credit cards                             1,343.0            1,398.5
     Sales finance and other                  1,033.7              990.8
                                            --------------    ----------------
     Consumer finance receivables            14,156.1           13,285.4
     Accrued interest receivable                108.6              108.8
     Allowance for credit losses               (411.9)            (392.7)
                                            --------------    ----------------
     Net consumer finance receivables       $13,852.8          $13,001.5
                                            ===============   ================

3.    Acquisition

     On March 31, 1999 the Company purchased approximately $523.0 million of consumer finance receivables, net of unearned finance charges and accrued interest from Associates Financial Services Company, Inc. The portfolio consisted of approximately 52% personal loans, 35% real estate-secured loans, and 13% of sales finance and other. The transaction has been accounted for as a purchase and resulted in approximately $119.3 million of goodwill. There was no impact on the Consolidated Statement of Income for the three months ended March 31, 1999 due to the closing of the transaction on the last day of the quarter.

4.   Debt

     The Company issues commercial paper directly to investors and maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. At March 31, 1999 and December 31, 1998, short-term borrowings consisted of commercial paper totaling $3,414.6 million and $2,907.6 million, respectively, and other borrowings of $3,428.5 million and $2,983.8 million, respectively. Other borrowings are comprised of funding agreements with Citibank, N.A., a wholly owned subsidiary of Citigroup. Borrowings under these agreements may be at a fixed or variable rate and the rate is determined at the time of each borrowing. The agreements are renewable in one year increments and the aggregate amount outstanding cannot exceed $8.0 billion. The Company may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the bank for the facilities through commitment fees.

     Citigroup, the Company and The Travelers Insurance Company (TIC) have a five year revolving credit facility that expires in June 2001 with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, the Company or TIC. At March 31, 1999, all of this facility was allocated to Citigroup. Citigroup and the Company also have $200 million in 364-day facilities, which expire in August 1999 and may be allocated to either Citigroup or the Company. At March 31, 1999, $200 million was allocated to Citigroup.

     The Company also has committed and available revolving credit facilities on a stand-alone basis of $4.75 billion, of which $3.4 billion expires in 2002 and $1.35 billion expires in July 1999.

     The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1999, the Company would have been able to remit $1.02 billion to its parent under its most restrictive covenants.

5.   Related Party Transactions

     To facilitate cash management, the Company has entered into an agreement with Citigroup under which the Company or Citigroup may borrow from the other party at any time the greater of (i) $50.0 million or (ii) 1% of the Company's consolidated assets up to a maximum of $100.0 million. The agreement may be terminated by either party at any time. The interest rate to be charged on borrowings outstanding will be equivalent to the Company's commercial paper rate.

     Two wholly owned subsidiaries of the Company have entered into funding agreements with Citibank, N.A., a wholly owned subsidiary of Citigroup. Borrowings under these agreements are renewable in one year increments and the aggregate amount outstanding cannot exceed $8.0 billion. At March 31, 1999, approximately $3.0 billion was outstanding under these agreements.

     The Company owns (directly and through a subsidiary) 2,105 shares of Citigroup Cumulative Adjustable Rate Preferred Stock, Series Y, with a liquidation value of $100,000 per share, which is redeemable at the option of the Company at certain times and callable by Citigroup at certain times. At March 31, 1999 and December 31, 1998, this investment is included in "fixed maturities - available for sale" and is reflected at a carrying amount of $210.5 million. The Company recorded $2.6 million and $3.3 million of dividend income from this investment for the three months ended March 31, 1999 and 1998, respectively.


6.   Business Segment Information

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

     Credit Cards includes the credit card operations of the Company's state-chartered bank and federally chartered savings bank.

     Corporate and Other consists of corporate staff and treasury operations, the Company's investment in Citigroup's securities and certain corporate income and expenses that have not been allocated to the operating subsidiaries. Also included in the segment is the non-affiliated insurance business of AHL.

     The following tables presents certain information regarding these segments:

                              Total Revenues, Net          Provision for
     In Millions of Dollars   of Interest Expense     Income Taxes (Benefit)
     ---------------------------------------------------------------------------
                                  First Quarter               First Quarter
                              1999             1998       1999            1998
                            ----------------------------------------------------
     Consumer Finance       $ 376.8            $309.3    $  46.3         $34.0
     Credit Cards              35.1              23.3        3.2          (0.5)
     Corporate & Other        (13.4)            (12.4)      (4.0)         (3.6)
                            ----------------------------------------------------
     Total                  $ 398.5            $320.2    $  45.5         $29.9
                            ----------------------------------------------------



                                   Net Income                   Identifiable
     In Millions of Dollars         (Loss) (1)                     Assets
     ---------------------------------------------------------------------------
                                   First Quarter
                              1999              1998      3/31/99       12/31/98
                            ----------------------------------------------------
     Consumer Finance       $ 80.0             $59.4    $14,491.2      $13,409.0
     Credit Cards              5.0              (0.8)     1,805.2        1,896.7
     Corporate & Other        (5.7)             (4.9)       490.3          512.1
                            ----------------------------------------------------
     Total                  $  79.3            $53.7    $16,786.7      $15,817.8
                            ----------------------------------------------------

     (1) Includes after-tax restructuring charge of $1.4 million for the 1999 period.

Item 2.  MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION
                       and RESULTS of OPERATIONS

Consolidated Results of Operations

                                                       Three Months Ended
                                                             March 31,
 -------------------------------------------------------------------------
 In Millions of Dollars                                 1999         1998
 -------------------------------------------------------------------------

 Total revenue, net of interest expense                $398.5       $320.2
 Adjusted operating expense (1)                         158.5        132.2
 Provision for benefits, claims and credit losses       113.1        104.4
                                                       -------------------
 Business income before taxes                           126.9         83.6
 Income taxes                                            46.2         29.9
                                                       -------------------
 Business income                                         80.7         53.7
 Restructuring charge, aftertax                           1.4          -
                                                       -------------------
 Net income                                            $ 79.3       $ 53.7
                                                       ===================
(1) Excludes restructuring related items

Results of Operations
The consolidated net income of the Company for the three months ended March 31, 1999 was $79.3 million compared to $53.7 million in the corresponding 1998 period. Total revenues for the quarter ended March 31, 1999 were $587.3 million compared to $487.0 million in the corresponding 1998 period.

Restructuring charges associated with the name change of the Company's subsidiaries as a result of the merger with Citicorp of $2.1 million ($1.4 million aftertax) were recorded in the first quarter of 1999.

The following discussion presents in more detail each segment's performance.

       Segment Results for the Three Months Ended March 31, 1999 and 1998

Consumer Finance
                                                       Three Months Ended
                                                             March 31,
 ---------------------------------------------------------------------------
 In Millions of Dollars                                1999            1998
 ---------------------------------------------------------------------------

 Total revenue, net of interest expense               $376.8          $309.3
 Adjusted operating expense (1)                        143.8           121.6
 Provision for benefits, claims and credit losses      104.6            94.3
                                                      ----------------------
 Business income before taxes                          128.4            93.4
 Income taxes                                           47.0            34.0
                                                      ----------------------
 Business income                                        81.4            59.4
 Restructuring charge, aftertax                          1.4             -
                                                      ----------------------
 Net income                                           $ 80.0         $  59.4
                                                      ======================
(1)    Excludes restructuring-related items

Business income was $81.4 million in the first quarter of 1999 compared to $59.4 million in the first quarter of 1998. Receivables grew 28% from the 1998 first quarter due to healthy business flow at Commercial Credit branches, cross-selling of Commercial Credit products through Primerica distribution channels and the acquisition of certain branches from Associates Financial Services Company, Inc. ("Associates"). The total number of Commercial Credit branches rose to 1,143 at the end of the first quarter of 1999, up from 980 at year-end 1998. Net receivables at March 31, 1999 reached a record $12.9 billion compared to $11.9 billion at year-end 1998 and $10.1 billion at March 31, 1998. Much of the growth in 1999 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan programs, which grew to $3.16 billion at March 31, 1999, a 31% increase over March 31, 1998. Solid sales in the branch network also contributed to the year over year growth.

During the first quarter of 1999, the average yield on receivables was 14.38%, down from 14.91% in the first quarter of 1998, reflecting the shift in the portfolio mix toward lower-risk real estate loans. At March 31, 1999, the portfolio consisted of 56% real estate-secured loans, 36% personal loans and 8% sales finance and other, compared to 53%, 38% and 9%, respectively, at March 31, 1998.

Delinquencies in excess of 60 days on receivables were 1.78% at March 31, 1999, down from 1.90% at year-end 1998 and 1.82% at March 31, 1998. The acquisition of receivables from Associates at March 31, 1999 contributed to the improvement from year end 1998. The charge-off rate on receivables of 2.35% in the first quarter of 1999 compared to 2.89% in the first quarter of 1998.



                                                          As of, or for, the
                                                          Three months Ended
                                                               March 31
 ----------------------------------------------------------------------------
                                                           1999         1998
                                                       ----------------------
 Allowance for losses as a % of net                        3.02%        2.93%
    receivables
 Charge-off rate for the period                            2.35%        2.89%
 60+ days past due on a contractual basis as a %
    of gross receivables at quarter end                    1.78%        1.82%

Credit Cards
                                                          Three Months Ended
                                                               March 31,
     -----------------------------------------------------------------------
     In Millions of Dollars                               1999        1998
     -----------------------------------------------------------------------

     Total revenue, net of interest expense               $35.1       $23.3
     Operating expense                                     18.4        14.5
     Provision for credit losses                            8.5        10.1
                                                          ------------------
     Business income (loss) before taxes                    8.2        (1.3)
     Income taxes (benefit)                                 3.2        (0.5)
                                                          ==================
     Net income (loss)                                    $ 5.0       $(0.8)
                                                          ==================

Net income was $5.0 million in the first quarter of 1999 compared to a net loss of $(0.8) million in the first quarter of 1998. The improvement in net income in 1999 reflects receivable growth and a reduction in the provision for credit losses. Total revenues, net of interest expense increased 51% as of the result of lower cost of funds and the investment made to build the receivable portfolio in previous years. Receivables at the end of the first quarter of 1999 were $1,343.0 million, an increase of 10.2% over the comparable prior year amount of $1,219.2 million. The provision for credit losses benefited from continued improvement in charge-off and delinquency rates.

As a result of the merger with Citigroup, Credit Cards was able to utilize Citibank deposit funding as its primary source of borrowing starting in the fourth quarter of 1998. The use of this facility and the decline in market interest rates lowered the average costs of funds for Credit Cards to 4.95% for the first quarter of 1999 compared to 5.90% in the first quarter of 1998. The net interest spread improved to 4.10% in the first quarter of 1999 from 3.45% in the same period of 1998 primarily due to the lower cost of borrowed funds. The total yield on the portfolio declined to 9.05% in the first quarter of 1999, from 9.35% in the same period of 1998, primarily due to the use of introductory rates.

                                                            As of , or for, the
                                                            Three months Ended
                                                                  March 31
     --------------------------------------------------------------------------
                                                              1999        1998
                                                           --------------------
     Allowance for losses as a % of net                       1.38%       2.99%
       receivables
     Charge-off rate for the period                           1.93%       2.22%
     60+ days past due on a contractual basis as a %
      of gross receivables at quarter end                     0.74%       0.76%

Corporate and Other
                                                          Three Months Ended
                                                               March 31,
     -------------------------------------------------------------------------
     In Millions of Dollars                               1999         1998
     -------------------------------------------------------------------------

     Total revenue, net of interest expense               $(13.4)      $(12.4)
     Operating expense                                      (3.7)        (3.9)
                                                          --------------------
     Business loss before taxes                             (9.7)        (8.5)
     Income tax benefit                                     (4.0)        (3.6)
                                                          --------------------
     Net loss                                             $ (5.7)      $ (4.9)
                                                          ====================

The unfavorable variance in Corporate and Other net loss for the first quarter of 1999 compared to the first quarter of 1998 is primarily attributable to higher interest costs incurred at the corporate level.

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

Two wholly owned subsidiaries of the Company have one year renewable funding agreements totalling $8.0 billion with Citibank, N.A., a wholly owned subsidiary of Citigroup. Approximately $5.0 billion is available under these agreements.

Citigroup, the Company and The Travelers Insurance Company (TIC) have an agreement with a syndicate of banks to provide $1.0 billion of revolving credit, to be allocated to any of Citigroup, the Company or TIC. The revolving credit facility consists of a five-year facility which expires in June 2001. Currently, all of the facility is allocated to Citigroup. Citigroup and the Company also have $200 million in 364-day facilities, which expire in August 1999 and may be allocated to either Citigroup or the Company. Currently, all of this facility is allocated to Citigroup. In addition, the Company has committed and available revolving credit facilities on a stand-alone basis of $4.75 billion, consisting of $3.4 billion that expires in 2002 and $1.35 billion that expires in July 1999.

The Company has unused credit availability of $4.75 billion under the revolving credit facilities referred to above.

The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At March 31, 1999, the Company would have been able to remit $1.02 billion to its parent under its most restrictive covenants.

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

The pre-tax cost associated with the required modifications and conversions is expected to total approximately $10 million through 1999, funded from a combination of a reprioritization of technology development initiatives and incremental costs. This is being expensed as incurred. Of the total, it is anticipated that approximately $4.0 million will be incurred in 1999. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

Substantially all of the required modification and internal testing work is complete, with the remainder scheduled for completion so as to leave the rest of the year 1999 primarily for external testing, full integration testing and production assurance. The Company is addressing other technology-related matters including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data center systems, and the desktop environment, and these are similarly progressing towards timely resolution.

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

Significant third parties with which the Company interfaces with regard to the year 2000 problem include customers and counterparties, external service providers, technology vendors, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company is addressing these risks through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While it is likely that efforts by third parties to address and resolve their year 2000 issues on a timely basis will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

The Company is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include planning to mitigate any risks associated with a failure to complete remediation of critical systems, business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of failure of systems or processes outside the Company's control. Contingency planning and preparations for the management of the date change will continue through 1999. Notwithstanding these activities, the failure of efforts to address in a timely manner, the year 2000 problem, could have a material adverse effect on the Company's result of operations in future years.

Forward-Looking Statements
Certain of the statements contained herein that are not historical facts are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. The Company's actual results may differ materially from those included in the forward-looking statements. Forward-looking statements are typically identified by the words "believe," "expect," "anticipate," "intend," "estimate," and similar expressions. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: changes in general economic conditions, including changes in the interest rate environment, the level of personal bankruptcies, the actual cost of year 2000 remediation and the ability of the Company and third parties to modify computer systems for the year 200 date conversion in a timely manner.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings.

         For information concerning two putative class actions Princess Nobels, et al. V. Associates Corporation of North America and Keckler v. Commercial Credit Corporation, see the description that appears in the third paragraph under the caption "Legal Proceedings" beginning on page 10 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 1-6594), which description is incorporated by reference herein. A copy of the foregoing description is included in Exhibit 99.01 to this Form 10-Q. In April 1999, the parties to the actions agreed to a settlement which the court has preliminarily approved.

         For information concerning a putative class action entitled McCurdy v. American General Finance, see the description that appears in the fifth paragraph under the caption "Legal Proceedings" beginning on page 10 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 1-6594), which description is incorporated by reference herein. A copy of the foregoing description is included in Exhibit 99.01 to this Form 10-Q. In March 1999, the action was dismissed.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits:

             See Exhibit Index.

         (b) Reports on Form 8-K:

             No reports on Form 8-K were filed during the first quarter of 1999.

                                  EXHIBIT INDEX


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

3.02 By-laws of the Company, as amended May 14, 1990, incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6594).

4.01.1 Indenture, dated as of December 1, 1986 (the "Indenture"), between the Company and Citibank, N.A., relating to the Company's debt securities, incorporated by reference to Exhibit 4.01 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-6594).

4.01.2 First Supplemental Indenture, dated as of June 13, 1990, to the Indenture, incorporated by reference to exhibit 1 to the Company's Current Report on Form 8-K dated June 13, 1990 (File No. 1-6594).

4.01.3 Agreement of Resignation, Appointment and Acceptance, dated as of December 16, 1998, by and among the Company, Citibank, N.A. and the First National Bank of Chicago, incorporated by reference to Exhibit
            4.01.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (File No. 1-6594).

12.01+  Computation of Ratio of Earnings to Fixed Charges.

27.01+  Financial Data Schedule.

99.01+  Certain Legal Proceedings.


            The total amount of securities authorized pursuant to any other instrument defining rights of holders of long-term debt of the Company does not exceed 10% of the total assets of the Company and its consolidated subsidiaries. The Company will furnish copies of any such instrument to the Securities and Exchange Commission upon request.

---------------------
+Filed herewith.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            Commercial Credit Company






Date:  May 14, 1999                        By /s/ Raymond L. Fischer, Jr.
                                            ----------------------------------
                                                 Raymond L. Fischer, Jr.
                                                 Executive Vice President
                                                 (Principal Financial Officer)






Date:  May 14, 1999                       By /s/ Irwin Ettinger
                                            ----------------------------------
                                                 Irwin Ettinger
                                                 Executive Vice President
                                                 (Chief Accounting Officer)

                                                                   Exhibit 27.01
                            Commercial Credit Company
                             Financial Data Schedule

              THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
            EXTRACTED FROM THE MARCH 31, 1999 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS OF COMMERCIAL CREDIT COMPANY AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL
                                   STATEMENTS.
ITEM NO.                                                           Amount
--------                                                           ------
Multiplier        $1,000

Period-type       Three months

Fiscal-year-end   December 31, 1999

Period-end        March 31, 1999

5-02(1)            cash and cash items                             $ 36,900
5-02(2)            marketable securities                          1,296,200    A
5-02(3)(a)(1)      notes and accounts receivable                 14,264,700    B
5-02(4)            allowances for doubtful accounts                (411,900)
5-02(6)            inventory                                              0    C
5-02(9)            total current assets                                   0    C
5-02(13)           property, plant and equipment                          0    C
5-02(14)           accumulated depreciation                               0    C
5-02(18)           total assets                                  16,786,700
5-02(21)           total current liabilities                              0    C
5-02(22)           bonds, mortgages and similar debt             13,182,700    D
5-02(28)           preferred stock - mandatory redemption                 0    C
5-02(29)           preferred stock - no mandatory redemption              0
5-02(3)            common stock                                           0
5-02(31)           other stockholders' equity                     2,304,000    E
5-02(32)           total liabilities and stockholders' equity    16,786,700
5-03(b)1(a)        net sales of tangible products                         0    C
5-03(b)1           total revenue                                    587,300
5-03(b)(2)(a)      cost of tangible goods sold                            0    C
5-03(b)2           total costs and expenses applicable to sales
                     and revenues                                   462,500
5-03(b)3           other costs and expenses                               0    C
5-03(b)5           provision for consumer finance doubtful
                     accounts and notes                              96,200    F
5-03(b)8           interest and amortization of debt discount       188,800    F
5-03(b)10          income before taxes and other items              124,800
5-03(b)11          income tax expense                                45,500
5-03(b)14          income/loss continuing operations                 79,300
5-03(b)15          discontinued operations                                0    C
5-03(b)17          extraordinary items                                    0    C
5-03(b)18          cumulative effect - changes in accounting
                     principles                                           0    C
5-03(b)19          net income or loss                                79,300
5-03(b)20          earnings per share - basic                             0    C
5-03(b)20          earnings per share - diluted                           0    C


              (A) Includes the following items from the financial statements:
                  total investments $1,296,200.
              (B) Includes the following items from the financial statements:
                  consumer finance receivables $13,852,800 and other receivables $158,816.
              (C) Items which are inapplicable relative to the underlying financial statements are indicated with a zero as required.
              (D) Includes the following items from the financial statements:
                  certificates of deposit $89,600; short-term borrowings $6,843,100 and long-term debt $6,250,000.
              (E) Includes the following items from the financial statements:
                  additional paid-in capital $856,400; retained earnings $1,438,100; accumulated other changes in equity from nonowner sources $9,500.
              (F) Included in total costs and expenses applicable to sales and revenues.

                                                                   Exhibit 12.01


                   Commercial Credit Company and Subsidiaries
                Computation of Ratio of Earnings to Fixed Charges
                   (In millions of dollars, except for ratio)



                                                   Three months ended
                                                       March 31,
                                                 ---------------------

                                                  1999           1998
                                                 ------         ------
Income before income taxes                       $124.8         $ 83.6
Elimination of undistributed equity earnings        -             (0.1)
Interest                                          188.8          166.8
Portion of rentals deemed to be interest            3.0            2.8
                                                 =======        =======
  Earnings available for fixed charges           $316.6         $253.1
                                                 =======        =======

Fixed charges
Interest                                         $188.8         $166.8
Portion of rentals deemed to be interest            3.0            2.8
                                                 =======        =======
  Fixed charges                                  $191.8         $169.6
                                                 =======        =======

Ratio of earnings to fixed charges                 1.65X          1.49x
                                                 =======        =======

                                                                   Exhibit 99.01


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

In October 1995, a putative class action entitled McCurdy v. American General Finance was filed in the U.S. District Court for the Middle District of Alabama on behalf of borrowers who purchased credit property insurance from the Alabama subsidiary of the Company. The allegations in McCurdy are similar to those in the above-referenced credit life cases [i.e., that premiums charged were excessive]. In May 1997, a class of Alabama purchasers of credit property insurance between 1993 and 1996 was certified. As with the Hughes case discussed [on page 10 of the Company's Annual Report for the year ended December 31, 1998], subsequent decisions of the Alabama Supreme Court case doubt on the viability of the claims in this action.