Form 10-Q
period 1999-06-30
COMMERCIAL CREDIT CO
filed 1999-08-13
CIK 201499

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                -----------------

                                    FORM 10-Q

|X|            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

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

                                TABLE OF CONTENTS

                         Part I - Financial Information

Item 1. Financial Statements:                                           Page No.
                                                                        -------

        Condensed Consolidated Statement of Income (Unaudited) -
          Three and Six Months Ended June 30, 1999 and 1998                3

        Condensed Consolidated Statement of Financial Position -
          June 30, 1999 (Unaudited) and December 31, 1998                  4

        Condensed Consolidated Statement of Cash Flows (Unaudited) -
          Six Months Ended June 30, 1999 and 1998                          5

        Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                       6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                               11

                           Part II - Other Information

Item 1. Legal Proceedings                                                 18

Item 6. Exhibits and Reports on Form 8-K                                  18

Exhibit Index                                                             19

Signatures                                                                21

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Income (Unaudited)
                            (In millions of dollars)

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
-------------------------------------------------------------------------------------------------------
                                                         1999        1998        1999          1998
-------------------------------------------------------------------------------------------------------
Revenues
Finance related interest and other charges             $  523.7    $  421.6    $1,008.2      $  828.4
Insurance premiums                                         59.2        50.3       116.0          98.1
Net investment income                                      18.8        16.0        36.8          31.0
Other income                                               33.3        28.4        61.3          45.8
-------------------------------------------------------------------------------------------------------
  Total revenues                                          635.0       516.3     1,222.3       1,003.3
-------------------------------------------------------------------------------------------------------

Expenses
Interest                                                  199.9       173.9       388.7         340.7
Non-insurance compensation and benefits                    58.2        44.9       112.3          92.1
Provision for consumer finance credit losses              108.9        92.2       205.1         180.2
Policyholder benefits and claims                           20.0        16.3        36.9          32.7
Insurance underwriting, acquisition and operating           8.4         7.1        16.2          13.5
Restructuring charges                                       0.6          --         2.7            --
Other operating                                           101.1        79.8       197.7         158.4
-------------------------------------------------------------------------------------------------------
  Total expenses                                          497.3       414.2       959.8         817.6
-------------------------------------------------------------------------------------------------------

Income before income taxes                                137.7       102.1       262.5         185.7
Provision for income taxes                                 50.5        36.8        96.0          66.7
-------------------------------------------------------------------------------------------------------

Net income                                             $   87.2    $   65.3    $  166.5      $  119.0
=======================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
             Condensed Consolidated Statement of Financial Position
               (In millions of dollars, except per share amounts)

                                                                    June 30, 1999     December 31, 1998
-------------------------------------------------------------------------------------------------------
Assets                                                               (Unaudited)
Cash and cash equivalents                                             $    20.3          $    62.3
Investments:
  Fixed maturities, primarily available for sale, at
   market value (amortized cost -  $1,118.9 and $1,056.8)               1,108.6            1,089.6
  Equity securities, at market value (cost - $75.3 and $75.4)              75.0               77.2
  Short-term and other                                                    143.1               99.8
--------------------------------------------------------------------------------------------------
  Total investments                                                     1,326.7            1,266.6
--------------------------------------------------------------------------------------------------
Consumer finance receivables                                           15,266.3           13,394.2
Allowance for losses                                                     (456.0)            (392.7)
--------------------------------------------------------------------------------------------------
  Net consumer finance receivables                                     14,810.3           13,001.5
Other receivables                                                         158.2              158.1
Deferred policy acquisition costs                                           1.0                3.5
Cost of acquired businesses in excess of net assets                       589.7              470.7
Other assets                                                              889.8              855.1
--------------------------------------------------------------------------------------------------
Total assets                                                          $17,796.0          $15,817.8
==================================================================================================
Liabilities
Certificates of deposit                                               $    93.1          $   322.2
Short-term borrowings                                                   7,888.1            5,891.4
Long-term debt                                                          6,050.0            6,250.0
--------------------------------------------------------------------------------------------------
  Total debt                                                           14,031.2           12,463.6
Insurance policy and claims reserves                                      610.3              553.2
Accounts payable and other liabilities                                    779.8              684.2
--------------------------------------------------------------------------------------------------
  Total liabilities                                                    15,421.3           13,701.0
--------------------------------------------------------------------------------------------------
Stockholder's equity
Common stock ($.01 par value; authorized: 1,000 shares;
   issued: 1 share)                                                          --                 --
Additional paid-in capital                                                856.6              736.1
Retained earnings                                                       1,525.3            1,358.8
Accumulated other changes in equity from nonowner sources                  (7.2)              21.9
--------------------------------------------------------------------------------------------------
  Total stockholder's equity                                            2,374.7            2,116.8
--------------------------------------------------------------------------------------------------
Total liabilities and stockholder's equity                            $17,796.0          $15,817.8
==================================================================================================

See Notes to Condensed Consolidated Financial Statements.

                   Commercial Credit Company and Subsidiaries
           Condensed Consolidated Statement of Cash Flows (Unaudited)
                            (In millions of dollars)

Six Months Ended June 30,                                   1999       1998
--------------------------------------------------------------------------------
Net cash provided by operating activities                $    482.0  $    604.2
--------------------------------------------------------------------------------
Cash Flows From Investing Activities
Net change in credit card receivables                        (336.5)     (187.7)
Loans originated or purchased                              (4,290.4)   (3,054.9)
Loans repaid or sold                                        2,437.9     2,077.8
Purchases of investments                                     (316.6)     (246.8)
Proceeds from sales of investments                            211.7       111.6
Proceeds from maturities of investments                         0.7         2.5
Other, net                                                     25.7        37.9
--------------------------------------------------------------------------------
  Net cash used by investing activities                    (2,267.5)   (1,259.6)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities
Dividends paid                                                   --       (16.0)
Capital contributions                                         120.5          --
Issuance of long-term debt                                       --       300.0
Payments of long-term debt                                   (200.0)     (300.0)
Net change in securities sold subject to repurchase            55.4          --
Net change in short-term borrowings                         1,996.7       520.7
Net change in certificates of deposit                        (229.1)      189.7
--------------------------------------------------------------------------------
  Net cash provided by financing activities                 1,743.5       694.4
--------------------------------------------------------------------------------
Change in cash and cash equivalents                           (42.0)       39.0
Cash and cash equivalents at beginning of period               62.3        18.4
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period               $     20.3  $     57.4
================================================================================

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                 $    388.4  $    330.2
Cash paid during the period for income taxes             $    122.2  $     18.7
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

      The accompanying condensed consolidated financial statements as of June 30, 1999 and for the three and six month periods ended June 30, 1999 and 1998 are unaudited. In the opinion of management all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation have been reflected. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.    Consumer Finance Receivables

      Consumer finance receivables, net of unearned finance charges of $798.5 million and $769.5 million at June 30, 1999 and December 31, 1998, respectively, consisted of the following:

      (millions)                               June 30, 1999  December 31, 1998
                                               -------------  -----------------
      Real estate-secured loans                   $ 7,598.9       $ 6,625.5
      Personal loans                                4,808.6         4,270.6
      Credit cards                                  1,718.8         1,398.5
      Sales finance and other                       1,023.7           990.8
                                                -----------     -----------
      Consumer finance receivables                 15,150.0        13,285.4
      Accrued interest receivable                     116.3           108.8
      Allowance for credit losses                    (456.0)         (392.7)
                                                -----------     -----------
      Net consumer finance receivables            $14,810.3       $13,001.5
                                                ===========     ===========

                   Commercial Credit Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

3.    Debt

      The Company maintains unused credit availability under its bank lines of credit at least equal to the amount of its outstanding commercial paper. In connection with the Reorganization (see Note 6) the Company ceased issuing commercial paper. At June 30, 1999 and December 31, 1998, short-term borrowings consisted of commercial paper totaling $3,750.8 million and $2,907.6 million, respectively, and other borrowings of $4,137.3 million and $2,983.8 million, respectively. Other borrowings are comprised of funding agreements with Citibank, N.A., a wholly owned subsidiary of Citigroup. Borrowings under these agreements may be at a fixed or variable rate and the rate is determined at the time of each borrowing. The agreements are renewable in one year increments and the aggregate amount outstanding cannot exceed $8.0 billion. The Company may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates Citibank for the facilities through commitment fees.

      The Company also has committed and available revolving credit facilities on a stand-alone basis of $3.4 billion which expire in 2002.

      The Company is limited by covenants in its revolving credit agreements as to the amount of dividends and advances that may be made to its parent or its affiliated companies. At June 30, 1999, the Company would have been able to remit $1.1 billion to its parent under its most restrictive covenants.

4.    Related Party Transactions

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

      Two wholly owned subsidiaries of the Company have entered into funding agreements with Citibank, N.A. Borrowings under these agreements are renewable in one year increments and the aggregate amount outstanding cannot exceed $8.0 billion. At June 30, 1999, approximately $3.9 billion was outstanding under these agreements.

                   Commercial Credit Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

      The Company owns (directly and through a subsidiary) 2,105 shares of Citigroup Cumulative Adjustable Rate Preferred Stock, Series Y, with a liquidation value of $100,000 per share, which is redeemable at the option of the Company at certain times and callable by Citigroup at certain times. At June 30, 1999 and December 31, 1998, this investment is included in "fixed maturities - available for sale" and is reflected at a carrying amount of $210.5 million. The Company recorded $5.1 million and $6.6 million of dividend income from this investment for the six months ended June 30, 1999 and 1998, respectively.

5.    Business Segment Information

      The Company, through its subsidiaries, is primarily engaged in the following businesses: Consumer Finance, Credit Cards, and Corporate and Other.

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

                   Commercial Credit Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

The following tables present certain information regarding these segments:

  Total Revenues, Net of Interest     Three Months Ended     Six Months Ended
  Expense                                  June 30,              June 30,
                                    --------------------------------------------
  In Millions of Dollars               1999       1998       1999       1998
--------------------------------------------------------------------------------
  Consumer Finance                    $410.7     $323.5     $787.5     $632.8
  Credit Cards                          34.3       28.9       69.4       52.2
  Corporate & Other                     (9.9)     (10.0)     (23.3)     (22.4)
                                    --------------------------------------------
  Total                               $435.1     $342.4     $833.6     $662.6
                                    ============================================

  Provision for Income Taxes          Three Months Ended     Six Months Ended
  (Benefit)                                June 30,              June 30,
                                    --------------------------------------------
  In Millions of Dollars               1999       1998       1999       1998
--------------------------------------------------------------------------------
  Consumer Finance                     $51.4      $33.5      $97.7      $67.5
  Credit Cards                           2.0        6.1        5.2        5.6
  Corporate & Other                     (2.9)      (2.8)      (6.9)      (6.4)
                                    --------------------------------------------
  Total                                $50.5      $36.8      $96.0      $66.7
                                    ============================================

  Net Income (Loss) (1)               Three Months Ended     Six Months Ended
                                           June 30,              June 30,
                                    --------------------------------------------
  In Millions of Dollars               1999       1998       1999       1998
--------------------------------------------------------------------------------
  Consumer Finance                     $87.2      $59.0     $167.2     $118.4
  Credit Cards                           3.3        9.7        8.3        8.9
  Corporate & Other                     (3.3)      (3.4)      (9.0)      (8.3)
                                    --------------------------------------------
  Total                                $87.2      $65.3     $166.5     $119.0
                                    ============================================

(1) Includes after-tax restructuring charge of $0.4 million and $1.8 million for the three and six month 1999 periods, respectively.

                    Identifiable Assets
                                                      Balance as of
                    In Millions of Dollars     June 30, 1999   December 31, 1998
                    ------------------------------------------------------------
                    Consumer Finance             $15,027.7         $13,409.0
                    Credit Cards                   2,166.6           1,896.7
                    Corporate & Other                601.7             512.1
                                               ----------------    ---------
                    Total                        $17,796.0         $15,817.8
                                               =============================

                   Commercial Credit Company and Subsidiaries
        Notes to Condensed Consolidated Financial Statements (Unaudited)

6.    Subsequent Events

On August 4, 1999, the previously reported proposed corporate reorganization (the "Reorganization") of the Company was completed. The Company, which was previously a direct wholly owned subsidiary of CitiFinancial Holdings, Inc. (formerly CCC Holdings, Inc.) a direct wholly owned subsidiary of Citigroup, is now a direct wholly owned subsidiary of Citicorp Banking Corporation, which is a direct wholly owned subsidiary of Citicorp, another Citigroup subsidiary. In connection with the Reorganization, Citicorp issued a full and unconditional guarantee (the "Guarantee") of all outstanding long-term debt securities and commercial paper of the Company and the Company's debt securities and commercial paper will no longer be separately rated. Citicorp guaranteed the obligations of the Company under its committed and available five year revolving credit facilities under which no borrowings are currently outstanding. Under these facilities, which expire in 2002, the Company can borrow up to $3.4 billion. In addition, subject to obtaining certain regulatory approvals by the Securities and Exchange Commission, following the filing of this Quarterly Report on Form 10-Q, the Company intends to cease filing periodic reports pursuant to the Securities Exchange Act of 1934, as amended.

On July 13, 1999 a subsidiary of the Company entered into an agreement to purchase certain assets associated with loan servicing from IMC Mortgage Company for $100 million. The transaction is expected to be finalized in October 1999.

                   Commercial Credit Company and Subsidiaries

Item 2. MANAGEMENT'S DISCUSSION and ANALYSIS of FINANCIAL CONDITION

                            and RESULTS of OPERATIONS

Consolidated Results of Operations

                                                            Three Months Ended      Six Months Ended
                                                                June 30,                June 30,
   ----------------------------------------------------------------------------------------------------
    (In millions)                                           1999        1998        1999        1998
   ----------------------------------------------------------------------------------------------------
    Total revenue, net of interest expense                $  435.1    $  342.4    $  833.6    $  662.6
    Adjusted operating expense (1)                           167.9       131.8       326.4       264.0
    Provision for benefits, claims and credit losses         128.9       108.5       242.0       212.9
                                                          ---------------------------------------------
    Business income before taxes                             138.3       102.1       265.2       185.7
    Income taxes                                              50.7        36.8        96.9        66.7
                                                          ---------------------------------------------
    Business income                                           87.6        65.3       168.3       119.0
    Restructuring related items, after-tax                     0.4          --         1.8          --
                                                          ---------------------------------------------
    Net income                                            $   87.2    $   65.3    $  166.5    $  119.0
                                                          =============================================

(1) Excludes restructuring related items

Results of Operations

The consolidated net income of the Company was $87.2 million and $166.5 million in the second quarter and six months of 1999, respectively, up from $65.3 million and $119.0 million in the corresponding 1998 periods. Total revenues, net of interest expense for the quarter ended June 30 1999 were $435.1 million compared to $342.4 million in the corresponding 1998 period. For the six months period ended June 30, 1999 and 1998 total revenues, net of interest expense were $833.6 million and $662.6 million respectively.

Restructuring related items associated with the name change of the Company's subsidiaries as a result of the merger with Citicorp of $0.6 million ($0.4 million after-tax) and $2.7 million ($1.8 million after-tax) were recorded for the three and six month periods of 1999, respectively.

                   Commercial Credit Company and Subsidiaries

The following discussion presents in more detail each segment's performance.

    Segment Results for the Three and Six Months Ended June 30, 1999 and 1998

Consumer Finance

                                                            Three Months Ended      Six Months Ended
                                                                 June 30,               June 30,
   ----------------------------------------------------------------------------------------------------
    (In millions)                                           1999        1998        1999        1998
   ----------------------------------------------------------------------------------------------------
    Total revenue, net of interest expense                $  410.7    $  323.5    $  787.5    $  632.8
    Adjusted operating expense (1)                           154.3       122.7       298.1       244.3
    Provision for benefits, claims and credit losses         117.2       108.3       221.8       202.6
                                                          ---------------------------------------------
    Business income before taxes                             139.2        92.5       267.6       185.9
    Income taxes                                              51.6        33.5        98.6        67.5
                                                          ---------------------------------------------
    Business income                                           87.6        59.0       169.0       118.4
    Restructuring related items, after-tax                     0.4          --         1.8          --
                                                          ---------------------------------------------
    Net income                                            $   87.2    $   59.0    $  167.2    $  118.4
                                                          =============================================

(1) Excludes restructuring related items

Net income was $87.2 million and $167.2 million in the second quarter and six months of 1999, respectively, up from $59.0 million and $118.4 million in the comparable periods of 1998. Receivables grew 29% from the 1998 second quarter due to healthy business flow at Commercial Credit branches, cross-selling of Commercial Credit products through Primerica distribution channels and the acquisition of certain Associates First Capital branches. The total number of Commercial Credit branches rose to 1,177 at the end of the second quarter of 1999, up from 980 at year-end 1998. Net receivables at June 30, 1999 reached a record $13.4 billion compared to $11.9 billion at year-end 1998 and $10.6 billion at June 30, 1998. Much of the growth in 1999 in real estate-secured loans resulted from the continued strong performance of the $.M.A.R.T. Loan(R) and $.A.F.E.(R) Loan programs, which grew to $3.45 billion at June 30, 1999, a 32% increase over June 30, 1998, as well as solid sales in the branch network.

The average yield on owned receivables was 14.48%, during the second quarter of 1999 and 14.43% for the first six months of 1999 down from 14.94% in the second quarter of 1998 and 14.93% for the first six months of 1998, reflecting the shift in the portfolio mix toward lower-risk real estate loans which have lower margins. At June 30, 1999, the portfolio consisted of 57% real estate-secured loans, 36% personal loans and 7% sales finance and other.

                   Commercial Credit Company and Subsidiaries

Delinquencies in excess of 60 days on receivables were 1.67% at June 30, 1999, down from 1.90% at year-end 1998 and 1.74% at June 30, 1998. The charge-off rate on receivables of 2.14% in the second quarter of 1999 and 2.24% for the first six months 1999 compared to 2.78% in the second quarter of 1998 and 2.83% for the first six months of 1998.

                                                         As of, or for the
                                                    Three Months Ended June 30,
                                                   -----------------------------
                                                         1999       1998
                                                   -----------------------------
          Allowance for credit losses as % of
            net outstandings                             3.20%      3.00%

          Charge-off rate for the period                 2.14%      2.78%

          60 + days past due on a contractual
            basis as a % of gross receivables at
            quarter end                                  1.67%      1.74%

                   Commercial Credit Company and Subsidiaries

Credit Cards

                                                Three Months Ended      Six Months Ended
                                                     June 30,               June 30,
   --------------------------------------------------------------------------------------
    (In millions)                                1999        1998       1999       1998
   --------------------------------------------------------------------------------------
    Total revenue, net of interest expense      $  34.3    $  28.9    $  69.4    $  52.2
    Operating expense                              17.3       12.9       35.7       27.4
    Provision for credit losses                    11.7        0.2       20.2       10.3
                                               ------------------------------------------
    Business income before taxes                    5.3       15.8       13.5       14.5
    Income taxes                                    2.0        6.1        5.2        5.6
                                               ------------------------------------------
    Net income                                  $   3.3    $   9.7    $   8.3    $   8.9
                                               ==========================================

Net income was $3.3 million and $8.3 million in the second quarter and six months of 1999, respectively compared to a net income of $9.7 million and $8.9 million in the comparable periods of 1998. The second quarter of 1998 results benefited from a reduction in the allowance for loss reserves based on the improving delinquency and charge off rates of $9.5 million on a pre-tax basis or $5.8 million on an after-tax basis. Operating expenses increased 34% in the second quarter of 1999 versus the same period of 1998 primarily due to increased expenditures for marketing efforts. Year to date net income is relatively unchanged for the two periods. The 33% increase in year to date total revenue, net of interest expense was offset by higher operating expenses and increase in the provision for credit losses that were previously discussed.

As a result of the merger with Citigroup, Credit Cards was able to utilize Citibank deposit funding as its primary source of borrowing starting in the fourth quarter of 1998. The use of this facility and the decline in market interest rates lowered the average costs of funds for Credit Cards to 4.95% for the first half of 1999 compared to 5.90% in the same period of 1998. The net interest spread improved to 3.83% in the first half of 1999 from 3.31% in the same period of 1998 primarily due to the lower cost of borrowed funds. The total yield on the portfolio declined to 8.78% for the six months ended June 30, 1999, from 9.21% in the same period of 1998, primarily due to the use of introductory rates to facilitate portfolio growth.

                                                       As of, or for, the Three
                                                         months Ended June 30
       -------------------------------------------------------------------------
                                                            1999     1998
                                                     ---------------------------
       Allowance for credit losses as a % of net            1.14%    2.13%
        Receivables
       Charge-off rate for the period                       2.42%    2.28%
       60+ days past due on a contractual basis
        as a % of gross receivables at quarter end          0.64%    0.70%

                   Commercial Credit Company and Subsidiaries

Corporate and Other

                                               Three Months Ended      Six Months Ended
                                                    June 30,               June 30,
 ------------------------------------------------------------------------------------------
  (In millions)                                 1999       1998        1999        1998
 ------------------------------------------------------------------------------------------
  Total revenue, net of interest expense      $ (9.9)    $ (10.0)    $ (23.3)    $ (22.4)
  Operating expense                             (3.7)       (3.8)       (7.4)       (7.7)
                                             ----------------------------------------------
  Business income before taxes                  (6.2)       (6.2)      (15.9)      (14.7)
  Income taxes                                  (2.9)       (2.8)       (6.9)       (6.4)
                                             ----------------------------------------------
  Net income                                  $ (3.3)    $  (3.4)    $  (9.0)    $  (8.3)
                                             ==============================================

The unfavorable variance in Corporate and Other net loss for the six months ended of 1999 compared to the same period of 1998 is primarily attributable to higher interest costs incurred at the corporate level.

Liquidity and Capital Resources

The Company maintains unused credit availability under committed revolving credit agreements at least equal to the amount of commercial paper outstanding. The Company may borrow under its revolving credit facilities at various interest rate options (LIBOR, CD, base rate or money market) and compensates the banks for the facilities through commitment fees. Additional details on Liquidity and Capital Resources can be found in the Debt and Related Party Transactions section of Item 1 - the Notes to Condensed Consolidated Financial Statements. The Company believes that it has adequate Liquidity and Capital Resources to meets its current and future obligations.

                   Commercial Credit Company and Subsidiaries

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

Substantially all of the required modification and internal testing work is complete, including modification of all critical systems. The Company continues to make satisfactory progress towards full completion of its year 2000 program. The remainder of 1999 will be spent primarily to address external testing, integration testing, and production assurance.

The Company's year 2000 program encompasses a range of other matters, including business applications to be sunset (that is, removed from use in favor of replacement applications), end-user computing applications, networks, data centers, desktops, facilities, business processes and external providers. Substantially all of the investigation and necessary remediation of these matters has been completed, and substantially all are considered compliant.

                   Commercial Credit Company and Subsidiaries

The Company is also addressing year 2000 issues that may exist with other significant third parties with which the Company interfaces, including customers and counterparties, external service providers, technology vendors, the global financial market infrastructure including payment and clearing systems, and the utility infrastructure on which all corporations rely. Unreadiness by these third parties would expose the Company to the potential for loss, impairment of business processes and activities, and disruption of financial markets. The Company is addressing these risks through bilateral and multiparty efforts and participation in industry, country, and global initiatives. While it is likely that efforts by third parties to address and resolve their year 2000 issues on a timely basis will be successful, it is possible that a series of failures by third parties could have a material adverse effect on the Company's results of operations in future periods. This paragraph contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act. See "Forward-Looking Statements" below.

The Company is creating contingency plans intended to address perceived risks associated with its year 2000 effort. These activities include planning to mitigate any risks associated with a failure to complete remediation of critical systems, business resumption planning to address the possibility of systems failure, and market resumption planning to address the possibility of failure of systems or processes outside the Company's control. Contingency planning and preparations for the management of the date change will continue through 1999. Notwithstanding these activities, the failure of efforts to address in a timely manner, the year 2000 problem, could have a material adverse effect on the Company's result of operations in future periods.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information concerning a demand for arbitration served by Norwest Financial, Inc., see the description that appears in the seventh paragraph under the caption "Legal Proceedings" beginning on page 10 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 1-6594) which description is incorporated by reference herein. A copy of the foregoing description is included in Exhibit 99.01 to this Form 10-Q. In August 1999, the parties agreed to a settlement of the arbitration.

For information concerning a number of putative class actions filed against the Alabama subsidiary of the Company alleging that premiums charged on credit life insurance were excessive, see the description that appears in the fourth paragraph under the caption "Legal Proceedings" beginning on page 10 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 1-6594) which description is incorporated by reference herein. A copy of the foregoing description is included in Exhibit 99.02 to this Form 10-Q. In June 1999, the parties to the action entitled Hughes v. Commercial Credit Corporation agreed to settle the action.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

            See Exhibit Index.

      (b)   Reports on Form 8-K:

            No reports on Form 8-K were filed during the second quarter of 1999. However, on July 26, 1999, the Company filed a Current Report on Form 8-K, dated July 26, 1999, reporting under Item 5 thereof the proposed corporate reorganization of the Company.

                                  EXHIBIT INDEX

Number            Description of Exhibit
-------           ----------------------

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

3.02+             Certificate of Amendment of the Company dated June 9, 1999.

3.03+             Certificate of Amendment of the Company dated June 28, 1999.

3.04 By-laws of the Company, as amended May 14, 1990, incorporated by reference to Exhibit 3.02 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990 (File No. 1-6594).

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

12.01+            Computation of Ratio of Earnings to Fixed Charges.

27.01+            Financial Data Schedule.

99.01+ Seventh paragraph under the caption "Legal Proceedings" beginning on page 10 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 1-6594).

99.02+ Fourth paragraph under the caption "Legal Proceedings" beginning on page 10 of the Annual Report on Form 10-K of the Company for the year ended December 31, 1998 (File No. 1-6594).

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

                            Commercial Credit Company

Date: August 13, 1999                          By Raymond L. Fischer, Jr.
                                                 -------------------------
                                                  Raymond L. Fischer, Jr.
                                                  Executive Vice President
                                                  (Principal Financial Officer)